Form 10-Q
period 2025-12-31
Virtuix Holdings Inc.
filed 2026-03-06
CIK 1606242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-43067

Virtuix Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4371395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11500 Metric Blvd, Suite 430 Austin, TX	78758
(Address of principal executive offices)	(Zip Code)

(512) 947-9029

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	VTIX	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of March 6, 2026, the registrant had a total of 27,349,447 Class A common stock, $0.001 par value, issued and outstanding and 4,500,000 Class B common stock, $0.001 par value, issued and outstanding.

VIRTUIX HOLDINGS INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated January 26, 2026 and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to conform these statements to actual results or revised expectations.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VIRTUIX HOLDINGS INC.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2025 (Unaudited) and March 31, 2025	2
Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2025 and 2024	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended December 31, 2025 and 2024 (Unaudited)	5
Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2025, and 2024	7
Notes to the Condensed Consolidated Financial Statements (Unaudited)	9

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND MARCH 31, 2025

ASSETS
	December 31, 2025 (unaudited)	March 31, 2025
CURRENT ASSETS
Cash and cash equivalents	$1,074,638	$477,908
Receivables, net of allowance for credit losses	215,905	125,672
Inventory	1,380,265	1,456,249
Prepaids and other current assets	735,908	306,153
TOTAL CURRENT ASSETS	3,406,716	2,365,982

NONCURRENT ASSETS
Property and equipment	1,406,973	1,321,931
Less: accumulated depreciation	(988,351)	(857,028)
Net property and equipment	418,622	464,903

Intangibles	2,794,251	2,792,059
Less: accumulated amortization	(1,146,120)	(810,356)
Net intangibles	1,648,131	1,981,703
Investment in joint venture	40,619	40,689
Other assets	125,983	86,258
Right-of-use asset operating	715,603	835,488
TOTAL NONCURRENT ASSETS	2,948,958	3,409,041

TOTAL ASSETS	$6,355,674	$5,775,023

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND MARCH 31, 2025

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
	December 31, 2025 (unaudited)	March 31, 2025
CURRENT LIABILITIES
Accounts payable	$1,275,992	$807,401
Accrued expenses	808,470	502,001
Deferred revenue	727,266	1,769,556
Gift card liability	448,087	-
Due to related party	21,798	40,000
Current portion of notes payable, net of discount and unamortized deferred loan costs	5,287,058	2,589,976
Current portion of EIDL loan	565	549
Lease liability - operating	175,420	204,051
TOTAL CURRENT LIABILITIES	8,744,656	5,913,534

LONG-TERM LIABILITIES
EIDL loan	23,661	24,087
Lease liability, net of current portion - operating	540,183	631,437
TOTAL LONG-TERM LIABILITIES	563,844	655,524
TOTAL LIABILITIES	9,308,500	6,569,058

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $.001 par value, 50,000,000 and 29,300,000 shares authorized at December 31, 2025 and March 31, 2025, and 0 and 21,688,242 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively, with liquidation preferences respectively of $0 and $55,536,941 at December 31, 2025 and March 31, 2025	-	21,688
Class A common stock, $.001 par value, 300,000,000 and 37,000,000 shares authorized at December 31, 2025 and March 31, 2025 and 26,352,457 and 8,259,644 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively	26,352	8,259
Class B common stock, $.001 par value, 50,000,000 and 0 shares authorized at December 31, 2025 and March 31, 2025 and 4,500,000 and 0 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively	4,500	-
Additional paid-in capital	66,401,214	61,668,608
Accumulated deficit	(69,384,892)	(62,492,590)
TOTAL STOCKHOLDERS (DEFICIT)	(2,952,826)	(794,035)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$6,355,674	$5,775,023

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024 (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

NET SALES	$963,817	$1,264,122	$2,980,765	$2,110,889

COST OF GOODS SOLD	674,396	1,283,540	2,107,718	2,466,492

GROSS PROFIT (LOSS)	289,421	(19,418)	873,047	(355,603)

OPERATING EXPENSES
Selling expenses	733,662	245,512	2,129,111	1,151,749
General and administrative expenses	1,172,329	1,263,290	3,538,778	8,199,206
Research and development expenses	226,574	306,738	624,759	2,006,822

TOTAL OPERATING EXPENSES	2,132,565	1,815,540	6,292,648	11,357,777

LOSS FROM OPERATIONS	(1,843,144)	(1,834,958)	(5,419,601)	(11,713,380)

OTHER INCOME (EXPENSE)
interest income	272	885	571	1,341
Other income	5,275	(72)	5,445	3,171
Loss on extinguishment of debt			(122,864)	-
interest expense	(870,717)	(128,116)	(1,308,982)	(243,738)

TOTAL OTHER INCOME (EXPENSE)	(865,170)	(127,303)	(1,425,830)	(239,226)

PROVISION FOR INCOME TAX
Enterprise income tax expense	53	710	1,482	1,722
Delaware franchise tax	22,577	9,353	45,319	50,644
TOTAL PROVISION FOR INCOME TAX	22,630	10,063	46,801	52,366

SHARE OF GAIN (LOSS) IN JOINT VENTURE	-	1,711	(70)	(19,096)

NET LOSS	$(2,730,944)	$(1,970,613)	$(6,892,302)	$(12,024,068)

Weighted average common shares outstanding:
Basic and Diluted	30,839,238	8,250,643	20,275,350	8,210,643
Net loss per share:
Basic and Diluted	$(0.09)	$(0.24)	$(0.34)	$(1.46)

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury	Treasury	Additional Paid-In	SAFE	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Stock	Capital	Notes	Deficit	Total

Balance at March 31, 2024	20,226,564	$20,226	8,250,000	$8,250	-	$-	-	$-	$48,218,665	$995,518	$(47,843,798)	$1,398,861

Stock-based compensation	-	-	-	-	-	-	-	-	16,117	-	-	16,117

Issuance of common stock for services	-	-	-	-	-	-	2,750,000	2,750	4,644,750	-	-	4,647,500

Repurchase of common stock	-	-	-	-	-	-	(2,750,000)	(2,750)			-	(2,750)

Issuance of SAFE Notes	-	-	-	-	-	-	-	-	-	3,598,805	-	3,598,805

Conversion of SAFE notes	922,986	923	-	-	-	-	-	-	4,593,400	(4,594,323)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(7,201,064)	(7,201,064)

Balance at June 30, 2024	21,149,550	$21,149	8,250,000	$8,250	-	$-	-	$-	$57,472,932	$-	$(55,044,862)	$2,457,469

Stock-based compensation	-	-	-	-	-	-	-	-	10,638	-	-	10,638

Issuance of preferred stock	40,192	40	-	-	-	-	-	-	249,960	-	-	250,000

Net loss	-	-	-	-	-	-	-	-	-	-	(2,852,391)	(2,852,391)

Balance at September 30, 2024	21,189,742	$21,189	8,250,000	$8,250	-	$-	-	$-	$57,733,530	$-	$(57,897,253)	$(134,284)

Stock-based compensation	-	-	-	-	-	-	-	-	9,714	-	-	9,714

Exercise of common stock warrants	-	-	8,841	9	-	-	-	-	79	-	-	88

Issuance of preferred stock	376,509	377	-	-	-	-	-	-	2,139,303	-	-	2,139,680

Net loss	-	-	-	-	-	-	-	-	-	-	(1,970,613)	(1,970,613)

Balance at December 31, 2024	21,566,251	$21,566	8,258,841	$8,259	-	$-	-	$-	$59,882,626	$-	$(59,867,866)	$44,585

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024 (UNAUDITED)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2025	21,688,242	$21,688	8,259,644	$8,259	-	$-	$61,668,608	$(62,492,590)	$(794,035)

Stock-based compensation	-	-	-	-	-	-	10,897	-	10,897

Exercise of common stock warrants	-	-	8,038	7	-	-	72	-	79

Issuance of preferred stock	303,435	304	-	-	-	-	1,493,569	-	1,493,873

Issuance of preferred stock for debt extinguishment	74,430	74	-	-	-	-	462,881	-	462,955

Issuance of warrants for debt extinguishment	-	-	-	-	-	-	122,884	-	122,884

Net loss	-	-	-	-	-	-	-	(2,307,155)	(2,307,155)

Balance at June 30, 2025	22,066,107	$22,066	8,267,682	$8,266	-	$-	$63,758,911	$(64,799,745)	$(1,010,502)

Stock-based compensation	-	-	-	-	-	-	10,953	-	10,953

Exercise of common stock warrants	-	-	237,892	239	-	-	2,141	-	2,380

Issuance of preferred stock	87,059	87	-	-	-	-	451,392	-	451,479

Preferred stock reclass	(22,153,166)	(22,153)	22,153,166	22,153	-	-	-	-	-

Investor incentive	-	-	-	-	-	-	(214,906)	-	(214,906)

Fair value of common stock warrants	-	-	-	-	-	-	1,427,653	-	1,427,653

Issuance of common stock for services	-	-	115,169	115	-	-	194,520	-	194,635

Fractional share rounding	-	-	(1,888)	(1)	-	-	-	-	(1)

Net loss	-	-	-	-	-	-	-	(1,854,203)	(1,854,203)

Balance at September 30, 2025	-	$-	30,772,021	$30,772	-	$-	$65,630,664	$(66,653,948)	$(992,512)

Stock-based compensation	-	-	-	-	-	-	14,165	-	14,165

Exercise of common stock warrants	-	-	57,579	57	-	-	518	-	575

Fair value of common stock warrants	-	-	-	-	-	-	717,948	-	717,948

Issuance of common stock for services	-	-	22,857	23	-	-	37,919	-	37,942

Class A to Class B share conversion	-	-	(4,500,000)	(4,500)	4,500,000	4,500	-	-	-

Net loss	-	-	-	-	-	-	-	(2,730,944)	(2,730,944)

Balance at December 31, 2025	-	$-	26,352,457	$26,352	4,500,000	$4,500	$66,401,214	$(69,384,892)	$(2,952,826)

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024 (UNAUDITED)

	Nine Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,892,302)	$(12,024,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	467,087	329,840
Amortization of discount on notes payable	939,162	7,720
Amortization of loan cost	13,537	-
Credit loss expense	39,622	21,309
Stock-based compensation	36,015	36,469
Loss on extinguishment of debt	122,884	-
Share of loss in joint venture	70	19,096
Stock issuance in exchange for services	232,577	4,647,500
(Increase) decrease in assets:
Prepaid expenses and other current assets	(429,756)	259,114
Accounts receivable	(129,855)	(109,386)
Other assets	(39,725)	(6,487)
Inventory	75,984	(1,034,272)
Operating lease right-of-use assets	142,120	208,181
Increase (decrease) in liabilities:
Accounts payable	468,591	349,488
Accrued expenses	154,518	194,910
Operating lease liabilities	(142,120)	(208,181)
Gift card liability	448,087	-
Deferred revenue	(1,042,290)	966,084
CASH USED IN OPERATING ACTIVITIES	(5,535,794)	(6,342,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchases of property and equipment	(85,042)	(113,150)
Cash paid for purchases of intangibles	(2,192)	(351,216)
CASH USED IN INVESTING ACTIVITIES	(87,234)	(464,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	1,945,352	2,389,680
Proceeds from SAFE notes	-	3,598,805
Payments on short-term notes payable	(443,186)	(303,498)
Payments on long-term notes payable	(410)	(230)
Proceeds from short-term notes payable	1,733,170	2,367,500
Payment for equity repurchase	-	(2,750)
Proceeds from convertible notes	3,000,000	-
Warrants exercised	3,034	88
Due from (to) related parties	(18,202)	(25,768)
CASH PROVIDED BY FINANCING ACTIVITIES	6,219,758	8,023,827

NET INCREASE IN CASH	596,730	1,216,778

CASH AT BEGINNING OF PERIOD	477,908	270,029

CASH AT END OF PERIOD	$1,074,638	$1,486,807

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024 (UNAUDITED)

	Nine Months Ended December 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,983	$47,439
Enterprise income taxes paid to People’s Republic of China	$1,482	$1,722
Delaware franchise tax paid	$65,484	$55,258

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Debt extinguished for issuance of preferred stock	$462,975	$-
SAFE notes converted to preferred stock	$-	$4,594,323
Conversion of preferred stock to common stock	$22,153	$-
Investor incentive	$214,906	$-
Fair value of warrants issued with convertible note	$2,145,601	$-
Recognition of right-of-use assets - operating	$64,103	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 1. Nature of Operations

Virtuix Holdings Inc. (“Virtuix Holdings” or “VHI” or the “Company”) was formed on December 20, 2013 as a Delaware Corporation. The Company has a wholly-owned subsidiary, Virtuix Inc., a Delaware corporation formed on April 15, 2013. Virtuix Inc. develops virtual reality hardware and software, originally the Omni Pro, the first omni-directional treadmill that lets players walk and run freely in 360 degrees inside video games and other virtual worlds. In February 2019, the Company began to offer Omni Arena, a four-player esports attraction that includes four Omni Pro motion platforms. In January 2023, the Company started shipping beta units of Omni One, the first Omni entertainment system designed for the home. Virtuix Manufacturing, Limited (“VML”), a wholly-owned subsidiary, is a Hong Kong corporation that was formed to conduct manufacturing operations and transact USD-denominated business with suppliers. Virtuix Manufacturing (Zhuhai) Co., Ltd. (“VML_ZH”) was formed on July 28, 2016, and is a wholly-owned subsidiary of VML. VML_ZH is a Wholly Foreign-Owned Enterprise (“WFOE”) registered in Zhuhai, Guangdong, China that was formed to sell products to Chinese customers and transact CNY-denominated business with Chinese suppliers. Virtuix Manufacturing Taiwan Ltd. (“VMT”) was formed on January 17, 2023, and is a wholly-owned foreign subsidiary of VHI. VMT is a Taiwan corporation that was formed to employ staff in Taiwan and conduct manufacturing operations. Virtuix Arabia LLC (“VA”) was formed in June 2024, and is a 57.5% owned foreign subsidiary of VHI. VA has not yet begun operations.

In July 2016, the Company formed a joint venture with Hero Entertainment, a Chinese game publisher and esports operator, to develop active virtual reality content and product bundles for the Chinese and U.S. markets. The joint venture, named Heroix VR (Shanghai) Co., Ltd. (the “Joint Venture” or “Heroix”), is a Sino-foreign equity joint venture company established under the laws of the People’s Republic of China and registered in Shanghai. VML has 49% ownership and does not have control over the Joint Venture, therefore, the investment is accounted for using the equity method. In October 2016, the Joint Venture began operations. To service the Chinese market most efficiently, Hero Entertainment’s management proposed in mid-2025 that Virtuix’s China subsidiary take over the China sales channel from the Joint Venture. As a result of these discussions, Hero Entertainment and Virtuix began taking steps in late 2025 to close the Joint Venture entity, and we expect the closure process to be completed in the quarter ending June 30, 2026.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Virtuix Holdings Inc. and its subsidiaries required to be consolidated under U.S. GAAP. Significant intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The consolidated financial statements are presented using the accrual basis of accounting in U.S. dollars, which is the Company’s functional currency. Revenues are recognized when earned and expenses are recognized when incurred.

The Company’s fiscal year ends March 31.

Management’s Estimates and Adjustments

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions affecting reported amounts of assets, liabilities, revenues, and expenses, as well as disclosures of contingent items. Actual results could differ from these estimates.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position as of December 31, 2025, have been included. Interim results are not necessarily indicative of results for the full fiscal year or any future period. Operating results for the three-month period ended December 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026 or any future period.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not generated profits since inception and has incurred net losses of $6,892,302 and $12,024,068 for the nine months ended December 31, 2025 and 2024, respectively, and has accumulated deficits of $69,384,892 and $62,492,590 as of December 31, 2025 and March 31, 2025, respectively. These factors, when considered in conjunction with the Company’s working capital and liquid assets as of December 31, 2025, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Subsequent to December 31, 2025, the Company raised additional capital that has improved liquidity and is expected to mitigate the conditions that gave rise to this substantial doubt.

Management has taken several actions to support the Company’s ability to continue as a going concern, including:

1.	Continuing to ramp up marketing and sales of Omni One, with anticipated significant revenues from this product line; and

2.	Raising capital from existing and new shareholders as necessary to fund operations.

No assurance can be given that these efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue in an amount that reflects the consideration expected in exchange for transferring control of goods or services.

The Company applies the following five steps to all revenue-generating arrangements:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue when or as each performance obligation is satisfied.

The Company’s contracts typically include product sales, installation services, support programs, or the sale of digital playtime credits. Each arrangement is evaluated to determine whether it contains one or more performance obligations. The majority of contracts involve a single performance obligation to transfer or install physical goods. Revenue is recognized when control transfers to the customer, which occurs as follows:

●	Omni Pro units and related accessories – revenue recognized upon shipment, when control and title pass.

●	Omni One units and related accessories – revenue recognized upon shipment, consistent with the Company’s shipping terms.

●	Omni Arena systems – revenue recognized upon installation at the customer’s location, when control transfers.

●	Omniverse credits – revenue recognized over the estimated consumption period, typically two months from purchase based on usage patterns.

●	Omni Online – revenue recognized ratably over the subscription period.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

●	Omni Care service program – treated as a separate performance obligation included with each Omni Arena contract. The transaction price is allocated to this performance obligation on a relative standalone selling price basis, using observable standalone pricing of $2,000 per quarter. Accordingly, $8,000 associated with Omni Care is included in the initial contract transaction price and is recognized ratably over the first 12 months of the contract term, as the services are provided evenly over time. Following the initial 12-month period, customers are billed $2,000 per quarter for continued Omni Care services. Fees billed after the first year are recognized ratably over the applicable quarterly service period.

●	Omni One extended warranty – sold separately from the Omni One unit and represents a service-type warranty. The transaction price is allocated to the extended warranty on a relative standalone selling price basis, with an observable standalone selling price of $295. Revenue is recognized ratably over the 3-year warranty term.

Contracts with multiple performance obligations are allocated based on relative standalone selling prices. Payment terms are generally fixed and do not include significant financing components. Amounts received in advance of satisfying performance obligations are recorded as contract liabilities and recognized when the related obligation is fulfilled.

The Company’s contracts generally do not include variable consideration, material rights, or warranties that give rise to separate performance obligations. The Company has also concluded it acts as the principal in the sale of digital content, as it controls the content before transfer to the customer.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2025 and March 31, 2025, the Company’s cash and cash equivalents were deposited primarily in five financial institutions. Deposits with these institutions may exceed federally insured limits. Management believes that the financial institutions holding the Company’s cash are financially sound and, accordingly, the Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalents.

Accounts Receivable

Trade receivables are generally due within thirty days. Receivables are presented net of an allowance for credit losses, which is estimated based on historical loss experience, current economic conditions, and customers’ ability to pay.

Inventory

Inventory is stated at lower of cost or net realizable value. Cost is computed using weighted average cost at one subsidiary and specific identification cost at the remaining subsidiaries.

Net realizable value is estimated based on projected demand; slow-moving products are impaired accordingly.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is straight-line over the following estimated useful lives:

Computer Equipment	5 years
Furniture and Fixtures	7 years
Machinery and Equipment	3 – 7 years
Office Equipment	5 – 7 years
Leasehold Improvements	3 – 5 years

Fair Value Measurements

Financial instruments primarily include cash, receivables, payables, accrued expenses, notes payable, and lease liabilities. Carrying amounts approximate fair value.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

Intangibles

Intangible assets include software, trademarks, customer lists, and a website. Amortization is straight-line over the following estimated useful lives:

Software	3 - 5 years
Trademarks	Indefinite
Customer Lists	3 years
Website	3 years

Software and Website Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including Topic 730, Research and Development, Topic 985-20, Costs of Computer Software to be Sold, Leased, or Marketed, and Topic 330-10, Inventory. Costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for internal and external use, are charged to operations in the period incurred as research and development costs. Additionally, costs incurred after determination of readiness for market are expensed as research and development.

The Company capitalizes certain costs in the development of its proprietary software (computer software to be sold, leased, or licensed) for the period after technological feasibility has been determined and prior to marketing and initial sales. Once technological feasibility is reached, and the software has been released for sale, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. These capitalized costs are amortized over their estimated useful lives and reviewed for impairment in accordance with Topic 330 when indicators of impairment exist.

Website development costs are accounted for separately under Topic 350-50, Website Development Costs.

Deferred Revenue

Deferred revenue represents cash received from customers for which the related revenue has not yet been earned. Deferred revenue primarily consists of (i) orders of Omni One units and extended warranties, (ii) unfilled orders of Omni Pro systems, (iii) amounts billed but not yet recognized for Omni Arena installations, (iv) unearned subscription revenue related to Omni Online, (v) unredeemed Omniverse game credits, and (vi) unearned subscription revenue related to Omni Care.

The following table summarizes deferred revenue balances:

	December 31,	March 31,
	2025	2025
Omni One	$45,421	$936,821
Omni One extended warranty	16,553	-
Omni Pro	449,635	451,545
Omni Arena	137,391	290,169
Omni Online	35,898	44,104
Omniverse credits	27,701	37,584
Omni Care subscriptions	14,667	9,333
Total deferred revenue	$727,266	$1,769,556

Revenue recognized during the nine months ended December 31, 2025 and 2024, that was included in deferred revenue at the beginning of the respective periods, was $2,517,806 and $1,617,995, respectively. Revenue recognized during the three months ended December 31, 2025 and 2024, that was included in deferred revenue at the beginning of the respective periods, was $822,244 and $1,032,232, respectively. During the nine months ended December 31, 2025, the Company converted outstanding Omni One preorder deposits to gift cards and reclassed them from deferred revenue. These gift cards are redeemable for Company products and represent an obligation to deliver goods in the future. The total amount reclassed is $241,646, which has been recorded as a contract liability, included in current liabilities on the consolidated balance sheet as of December 31, 2025.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

Payments received from customers during the nine months ended December 31, 2025 and 2024, that increased deferred revenue were $1,705,810 and $2,608,257, respectively. Payments received from customers during the three months ended December 31, 2025 and 2024, that increased deferred revenue were $759,159 and $857,655, respectively.

Gift Card Liability

During the nine months ended December 31, 2025, the Company converted outstanding Omni One preorder deposits to gift cards and reclassed them from deferred revenue. The total amount reclassed from deferred revenue was $241,646. Additionally, the Company issued store credits (subsequently converted to gift cards) to certain investors as an incentive for purchasing shares. The total amount issued in connection with equity transactions was $214,906. These gift cards are redeemable for Company products and represent an obligation to deliver goods in the future. They have been recorded as a gift card liability, included in current liabilities on the consolidated balance sheet as of December 31, 2025. Total gift card liabilities at December 31, 2025 were $448,087.

Consistent with ASC 606, the gift card liability will be recognized as revenue when the cards are redeemed or expire.

Advertising Costs

Advertising costs are expensed as incurred, and are included in selling expenses in the accompanying consolidated statements of operations. Total advertising expense for the three months ended December 31, 2025 and 2024, was $377,739 and $23,844, respectively. Total advertising expense for the nine months ended December 31, 2025 and 2024, was $1,270,723 and $130,170, respectively.

Federal Income Taxes

No uncertain tax positions were identified. Tax-related interest and penalties, if any, are included in income tax expense. The U.S. federal tax returns are subject to examination by the Internal Revenue Service, generally for three years after they are filed. State tax returns are subject to examination generally for five years after they are filed.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by weighted-average shares outstanding. Potentially dilutive securities that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive include stock options, RSUs, warrants, and convertible preferred stock. The total number of potentially dilutive shares excluded from the computation was 5,210,145 and 22,815,211 at December 31, 2025 and 2024, respectively.

Recent Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU provides guidance requiring a joint venture (or corporate joint venture) to recognize and initially measure its assets and liabilities at fair value upon formation. ASU 2023-05 is effective for joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The amendments are to be applied prospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 on April 1, 2024. See Note 17 for further detail.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which enhances transparency regarding reconciling items and income taxes paid by jurisdiction. Key new disclosure requirements include qualitative disclosures about reconciling items, disaggregated income (loss) and income tax expense by jurisdiction, and income taxes paid disaggregated by federal, state, and foreign jurisdictions where taxes paid exceed 5% of total. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods therein, with early adoption permitted. For the Company, the earliest fiscal year affected will begin April 1, 2026. The amendments require a cumulative-effect adjustment to retained earnings at the adoption date. The Company is currently evaluating the impact of ASU 2023-09.

In March 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. The ASU requires public business entities to disclose in a tabular format significant expense categories that are included in each relevant income statement line item. The standard is effective for fiscal years beginning after

December 15, 2026, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact that this standard may have on its consolidated financial statements and related disclosures.

Foreign Currency Remeasurements

The Company’s non-U.S. subsidiaries, VML and its wholly-owned subsidiary VML_ZH, along with VMT, operate using the U.S. dollar as the functional currency. The effect of foreign currency exchange rate fluctuations on consolidated balance sheet accounts were not material for the three and nine months ended December 31, 2025 and 2024.

Note 3. Receivables

Receivables, net of allowance for credit losses consisted of the following at:

	December 31,	March 31,
	2025	2025
Accounts receivable, trade	75,514	$35,197
Other receivables	152,391	91,302
Allowance for credit losses	(12,000)	(827)
Receivables, net	$215,905	$125,672

Changes in the allowance for credit losses account for the nine months ended December 31, 2025, and the year ended March 31, 2025, is as follows:

	December 31,	March 31,
	2025	2025
Beginning balance	$827	$34,571
Credit loss (recovery) expense	61,755	(17,912)
Write-offs charged against the allowance	(38,133)	(13,500)
Recoveries of amounts written off	(12,449)	(2,332)
Ending balance	$12,000	$827

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 4. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following at:

	December 31,	March 31,
	2025	2025
Security deposits	$190,518	$205,666
Deferred offering costs	381,173	-
Recoverable VAT	114,712	58,873
Other prepaid expenses	49,505	41,614
Total prepaids and other current assets	$735,908	$306,153

Note 5. Inventory

Inventory consisted of the following at:

	December 31,	March 31,
	2025	2025
Raw materials	$586,081	$1,321,224
Work in process	11,111	11,111
Finished goods	783,073	123,914
Total inventory	$1,380,265	$1,456,249

Note 6. Property and Equipment

Property and equipment, net include the following at:

	December 31,	March 31,
	2025	2025
Computer equipment	$49,469	$46,946
Furniture and equipment	73,865	46,146
Machinery and equipment	1,191,533	1,136,733
Leasehold improvements	92,106	92,106
	1,406,973	1,321,931
Less: accumulated depreciation	(988,351)	(857,028)
Property and equipment, net	$418,622	$464,903

Depreciation expense for the nine months ended December 31, 2025 and 2024, was $131,323 and $124,287, respectively. Depreciation expense for the three months ended December 31, 2025 and 2024, was $45,189 and $21,123, respectively.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 7. Intangibles

Intangibles, net include the following at:

	December 31,	March 31,
	2025	2025
Software and game design	$2,578,050	$2,578,050
Trademarks	79,131	76,939
Website	137,070	137,070
	2,794,251	2,792,059
Less: accumulated amortization	(1,146,120)	(810,356)
Intangibles, net	$1,648,131	$1,981,703

Amortization expense for the nine months ended December 31, 2025 and 2024, was $335,764 and $205,553, respectively. Amortization expense for the three months ended December 31, 2025 and 2024, was $106,116 and $125,554, respectively.

Note 8. Notes Payable

Convertible Notes

Effective August 25, 2025, the Company issued a secured convertible promissory note to Streeterville Capital, LLC in the amount of $2,220,000. The note is convertible into shares of Class A common stock calculated as the converting balance divided by 85% of the NASDAQ valuation price of $8.75. The note provides for payment of principal and accrued interest at maturity, nine months after the purchase price date. The note has a fixed rate of interest of 6% and is secured by all assets of the Company. The note includes an original issue discount of $200,000 plus additional closing costs of $20,000, which are amortized over the life of the note.

The Company granted warrants associated with this note to acquire shares of Class A common stock. In accordance with ASC 470-20, the warrants are recorded at fair value of $1,427,653 in equity as additional paid-in capital (“APIC”) – warrants, and as a contra-liability (discount on note payable) that is amortized over the life of the note.

The carrying value of the note at December 31, 2025 was $1,341,251 (principal of $2,220,000, less unamortized deferred loan costs of $10,667 and discount of $868,082). Discount amortization and amortization of loan costs included in interest expense was $768,905 for the nine months ended December 31, 2025, and $549,217 for the three months ended December 31, 2025. Interest expense on the note was $46,620 for the nine months ended December 31, 2025, and $33,300 for the three months ended December 31, 2025.

The shares underlying the note and warrants will be registered for resale in connection with the Company’s direct listing. Ten days following the date on which the resale registration statement is declared effective, the note will automatically be exchanged for and applied to the purchase price of a pre-paid purchase under an Equity Purchase Agreement between the Company and Streeterville Capital, LLC in aggregate principal amount equal to the outstanding balance then due under the note.

Effective October 30, 2025, the Company issued a secured convertible promissory note to Streeterville Capital, LLC in the amount of $560,000. The note is convertible into shares of Class A common stock calculated as the converting balance divided by 85% of the NASDAQ valuation price of $8.75. The note provides for payment of principal and accrued interest at maturity, nine months after the purchase price date. The note has a fixed rate of interest of 6% and is secured by all assets of the Company. The note includes an original issue discount of $50,000 plus additional closing costs of $10,000, which are amortized over the life of the note.

The Company granted warrants associated with this note to acquire shares of Class A common stock. In accordance with ASC 470-20, the warrants are recorded at fair value of $358,974 in equity as additional paid-in capital (“APIC”) – warrants, and as a contra-liability (discount on note payable) that is amortized over the life of the note.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 8. Notes Payable (continued)

The carrying value of the note at December 31, 2025 was $235,683 (principal of $560,000 less unamortized deferred loan costs of $7,741 and discount of $316,576). Discount amortization and amortization of loan costs included in interest expense was $94,657 for the three and nine months ended December 31, 2025. Interest expense on the note was $5,693 for the three and nine months ended December 31, 2025.

The shares underlying the note and warrants will be registered for resale in connection with the Company’s direct listing. Ten days following the date on which the resale registration statement is declared effective, the note will automatically be exchanged for and applied to the purchase price of a pre-paid purchase under an Equity Purchase Agreement between the Company and Streeterville Capital, LLC in aggregate principal amount equal to the outstanding balance then due under the note.

Effective December 19, 2025, the Company issued a secured convertible promissory note to Streeterville Capital, LLC in the amount of $560,000. The note is convertible into shares of Class A common stock calculated as the converting balance divided by 85% of the NASDAQ valuation price of $8.75. The note provides for payment of principal and accrued interest at maturity, nine months after the purchase price date. The note has a fixed rate of interest of 6% and is secured by all assets of the Company. The note includes an original issue discount of $50,000 plus additional closing costs of $10,000, which are amortized over the life of the note.

The Company granted warrants associated with this note to acquire shares of Class A common stock. In accordance with ASC 470-20, the warrants are recorded at fair value of $358,974 in equity as additional paid-in capital (“APIC”) – warrants, and as a contra-liability (discount on note payable) that is amortized over the life of the note.

The carrying value of the note at December 31, 2025 was $159,647 (principal of $560,000 less unamortized deferred loan costs of $9,555 and discount of $390,798). Discount amortization and amortization of loan costs included in interest expense was $18,620 for the three and nine months ended December 31, 2025. Interest expense on the note was $1,120 for the three and nine months ended December 31, 2025.

The shares underlying the note and warrants will be registered for resale in connection with the Company’s direct listing. Ten days following the date on which the resale registration statement is declared effective, the note will automatically be exchanged for and applied to the purchase price of a pre-paid purchase under an Equity Purchase Agreement between the Company and Streeterville Capital, LLC in aggregate principal amount equal to the outstanding balance then due under the note.

Subordinated Promissory Notes

On July 10, 2024, the Company received Board approval to borrow $1,500,000 through the issuance of subordinated promissory notes (the “2024 Notes”). This authorization was later increased to $2,500,000 on August 8, 2024. Between July and December 2024, the Company raised $2,485,000 through various investors, with an interest rate of 18%.

The 2024 Notes provided for payment of principal and accrued interest at maturity, originally set for December 31, 2024. The Company exercised its option to extend the maturity date to June 30, 2025, then December 31, 2025, and subsequently further extended it to March 31, 2026, per its terms.

In December 2024, in connection with investors’ purchases of Series B Preferred Stock and Warrants (the “Securities”), the Company and certain noteholders entered into Instruments of Cancellation, under which $117,500 of the principal amount and accrued but unpaid interest of $7,991 were applied toward the purchase of Securities. The Company derecognized the extinguished principal and accrued interest and recorded the issuance of Series B Preferred Stock and Warrants as a capital transaction. No gain or loss on extinguishment was recognized. Simultaneously, the Company issued a new subordinated promissory note dated December 10, 2024, for the remaining $17,500 principal balance of one investor’s note, with terms consistent with the original 2024 Notes. This note remains outstanding as of December 31, 2025.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 8. Notes Payable (continued)

Extinguishment of 2024 Notes

Effective June 2025, the Company amended the 2024 Notes to allow for cancellation of 2024 Notes for current investors and subsequent issuance of Series B preferred stock through the 2025 Subscription Agreement. Under ASC 470, this amendment represented a debt extinguishment. At that time, the Company extinguished $400,000 of principal and $62,975 of accrued interest. In connection with the extinguishment, the Company issued 74,430 shares of Series B Preferred Stock, valued at $462,955 based on the Series B subscription price, and warrants to purchase common stock valued at $122,884 using a Black-Scholes model. As the total fair value of the equity instruments issued exceeded the carrying amount of the debt, the Company recorded a loss on debt extinguishment of $122,864.

Cancellation of 2024 Notes

On June 30, 2025, the amended notes were cancelled in exchange for the issuance of 74,430 shares of Series B Preferred Stock and 74,430 warrants. This exchange was treated as a conversion within the amended terms of the notes, and therefore no additional gain or loss was recognized.

Related Parties

On May 7, 2025, the Company received Board approval to borrow $500,000 through the issuance of subordinated promissory notes (the “2025 Notes”). In May 2025, the Company raised $217,678 through two related party investors, with an interest rate of 18%. The 2025 Notes provided for payment of principal and accrued interest at maturity of September 30, 2025. On September 15, 2025, the Company repaid the 2025 Notes including $217,678 of outstanding principal and $12,873 of accrued interest.

Second 2025 Notes

On October 9, 2025, the Company received Board approval to borrow $1,500,000 through the issuance of subordinated promissory notes (the “Second 2025 Notes”). Between October and December 2025, the Company raised $1,500,000 through various investors, with an interest rate of 6%. The Notes provided for payment of principal and accrued interest at maturity, originally set for December 31, 2025. The Company exercised its option to extend the maturity date to March 31, 2026. The notes include an original issue discount of 10%, or $150,000, which is amortized over the life of the notes. The notes are convertible into shares of Class A common stock calculated as the converting balance divided by 85% of the NASDAQ valuation price of $8.75, at the option of either the noteholder or the Company. Of these promissory notes, a total of $225,000 was borrowed from two separate related parties, Jan Goetgeluk, who serves as our Chief Executive Officer and Chairman, and Mieke Criel, the mother of Jan Goetgeluk.

The carrying value of the Second 2025 Notes at December 31, 2025, was $1,567,485 (principal of $1,650,000 less unamortized discount of $82,515). Discount amortization included in interest expense was $67,485 for the three and nine months ended December 31, 2025.

Interest expense related to the 2024 Notes and Second 2025 Notes was $302,717 and $188,033 for the nine months ended December 31, 2025 and 2024, respectively. Interest expense related to the 2024 Notes and Second 2025 Notes was $108,600 and $111,519 for the three months ended December 31, 2025 and 2024, respectively.

Western Technology Investment Note

Effective April 27, 2022, the Company entered into an agreement to obtain financing with Western Technology Investment. The initial commitment of $1,000,000 was received on April 29, 2022. The terms of the note provided for interest-only payments through February 28, 2023, followed by thirty months of principal and interest payments, which began on March 1, 2023 in monthly installments of $38,967, with a maturity date of September 1, 2025. The note had a fixed rate of interest of 12.25% and was secured by all assets of the Company.

The Company granted warrants associated with this note to acquire shares of Series A-2 Preferred Stock. In accordance with ASC 470-20, the warrants were recorded in equity as APIC – preferred stock warrants, and as a contra-liability (discount on note payable) that was amortized over the life of the note.

The carrying value of the note at December 31, 2025 was $0. The carrying value of the note at March 31, 2025 was $222,476 (principal of $225,508, less unamortized deferred loan costs of $1,500 and discount of $1,532). Discount amortization and amortization of loan costs included in interest expense was $3,032 and $11,095 for the nine months ended December 31, 2025 and 2024, respectively. Discount amortization and amortization of loan costs included in interest expense was $0 and $3,181 for the three months ended December 31, 2025 and 2024, respectively. Interest expense on the note was $8,295 and $47,207 for the nine months ended December 31, 2025 and 2024, respectively. Interest expense on the note was $0 and $12,482 for the three months ended December 31, 2025 and 2024, respectively.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 8. Notes Payable (continued)

EIDL Loan

On August 29, 2020, the Company received a loan from the U.S. Small Business Administration under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”). The principal amount was $25,000, with proceeds used for working capital.

The EIDL Loan matures in August 2050, bears interest at 3.75% per year, with accrued interest payable monthly beginning in March 2023, and principal payments were due beginning in September 2024.

The carrying amount of the EIDL Loan was $24,226 and $24,636 as of December 31, 2025 and March 31, 2025, respectively. Interest expense was $688 and $869 for the nine months ended December 31, 2025 and 2024, respectively. Interest expense was $228 and $287 for the three months ended December 31, 2025 and 2024, respectively.

Future Maturities of Notes Payable

Future maturities of notes payable are as follows for the twelve months ended:

December 31,
2026	$6,973,557
2027	587
2028	609
2029	632
2030	656
Thereafter	21,177
Total	6,997,218
Less: unamortized discount	(1,685,934)
$5,311,284

Note 9. Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company has elected the package of practical expedients permitted under the transition guidance within ASC 842, which allows the Company to (i) not reassess whether any expired or existing contracts contain leases, (ii) not reassess the lease classification of any expired or existing leases, and (iii) not reassess initial direct costs for any existing leases. The Company has also elected the short-term lease exemption for certain leases with a term of 12 months or less.

Right-of-use (“ROU”) assets are presented in non-current assets on the consolidated balance sheets, while the corresponding lease liabilities are split between current and non-current liabilities. Because the Company does not have access to the rate implicit in its leases, it applies an incremental borrowing rate based on the information available at lease commencement to determine the present value of future lease payments.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 9. Leases (continued)

The Company leases office, warehouse, and apartment space in the United States, China, and Hong Kong under various operating lease agreements. The U.S. headquarters lease, originally entered into in 2015, has been extended multiple times and currently expires November 30, 2029, with monthly base rent of $14,960, escalating annually to $18,204. The Company leases office, warehouse, and storage space in China which expired as of September 2025, and continues as a month-to-month lease. The Company maintains a month-to-month apartment lease in China. In July 2025, the Company entered into office and apartment space leases in Hong Kong with monthly base rent of $897 and $1,987, respectively, that expire in June 2027 and July 2027.

As of December 31, 2025, ROU assets totaled $715,603, with current lease liabilities of $175,420 and non-current lease liabilities of $540,183. As of March 31, 2025, ROU assets totaled $835,488, with current lease liabilities of $204,051 and non-current lease liabilities of $631,437.

Lease expense recognized in the consolidated statements of operations for the nine months ended December 31, 2025 and 2024, was $280,581 and $196,805, respectively. Lease expense recognized in the consolidated statements of operations for the three months ended December 31, 2025 and 2024, was $74,039 and $33,678, respectively.

As of December 31, 2025, the weighted-average remaining lease term for the operating leases is 3.64 years, and the weighted-average discount rate is 6.98%. As of March 31, 2025, the weighted-average remaining lease term was 4.30 years, and the weighted-average discount rate was 7.26%.

Note 10. Research and Development

Research and Development expense for the nine months ended December 31, 2025 and 2024, was $624,759 and $2,006,822, respectively. Research and Development expense for the three months ended December 31, 2025 and 2024, was $226,574 and $306,738, respectively.

Note 11. Commitments and Contingencies

In February 2024, the Company was named a co-defendant and served a citation by a customer related to alleged injuries obtained when attempting to use the Omni Arena attraction at an entertainment venue. The case remains in the discovery phase, and no settlement range has been determined at this time. The Company’s attorneys, retained by the Company’s insurance provider, have filed a general denial and alleged contributory negligence against the plaintiff. Based on current information, the Company believes this matter will not have a material adverse effect on its consolidated financial condition, results of operations, or cash flows. Except for a deductible of $2,500, all legal costs and any potential settlement are expected to be covered by the Company’s insurance provider.

Note 12. Capital Stock

Authorized Capital Stock

On August 6, 2025, stockholders approved, and on August 7, 2025, the Company filed with the Secretary of State of the State of Delaware, the Sixth Amended and Restated Certificate of Incorporation (the “Certificate”). Pursuant to the Certificate, the Company reclassified and converted each share of its previously outstanding capital stock into shares of Class A common stock, effective immediately upon the acceptance of the Certificate for filing by the Secretary of State of Delaware.

As a result of the reclassification and conversion, all outstanding shares of the Company’s capital stock, including all series of preferred stock and any previously outstanding common stock, were automatically reclassified and converted on a one-for-one basis into shares of Class A common stock. Following the effectiveness of the Certificate, only Class A common stock, Class B common stock, and undesignated and unissued Preferred Stock are authorized.

As of December 31, 2025, the Company is authorized to issue 300,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock, and 50,000,000 shares of Preferred Stock.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 12. Capital Stock (continued)

Capital Stock Rights

Holders of Class A common stock, Class B common stock, and future holders of Preferred Stock are entitled to dividends, voting rights, liquidation preferences, conversion rights, and anti-dilution protections as described in the Company’s Sixth Amended and Restated Certificate of Incorporation.

Common Stock

Voting Rights

Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters submitted to a vote of stockholders, except as otherwise required by Delaware law or the Company’s Certificate of Incorporation. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to twenty votes per share. The holders of Class B common stock will have the ability to control the outcome of matters submitted to stockholders for approval, including the election of directors and the approval of any change in control transaction, for so long as they hold a majority of the voting power of the outstanding capital stock.

Under the Company’s Certificate of Incorporation, the number of authorized shares of either class of common stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of the holders of a majority in voting power of the outstanding shares of capital stock entitled to vote, without a separate class vote, except as otherwise required by law or the Certificate of Incorporation.

Dividend Rights

Subject to preferences that may apply to any shares of preferred stock outstanding at the time, holders of Class A common stock and Class B common stock are entitled to receive dividends and other distributions as may be declared from time to time by the board of directors out of funds legally available therefor. Dividends and distributions must be paid equally, identically, and ratably on a per-share basis to holders of Class A common stock and Class B common stock, unless different treatment is approved by a majority of each class, voting separately as a class. In the event a dividend is paid in the form of shares of common stock, holders of Class A common stock will receive Class A common stock and holders of Class B common stock will receive Class B common stock.

Subdivisions and Combinations

If the Company subdivides or combines the outstanding shares of either class of common stock, the outstanding shares of the other class will be subdivided or combined in the same proportion and manner, unless different treatment is approved by a majority of each class, voting separately as a class.

Conversion Rights

Each share of Class B common stock is convertible at any time at the option of the holder into one (1) share of Class A common stock. Shares of Class B common stock will automatically convert into an equal number of shares of Class A common stock upon (i) any transfer of such shares, except for certain permitted transfers to affiliates or family members as described in the Certificate, or (ii) the date specified by written notice and certification request from the Company if the holder fails to provide satisfactory certification of continued ownership, subject to certain exceptions. In addition, all outstanding shares of Class B common stock will automatically convert into Class A common stock upon the affirmative vote of the holders of at least two-thirds of the outstanding shares of Class B common stock, voting as a single class. Once converted, shares of Class B common stock may not be reissued.

Other Rights

Holders of Class A common stock and Class B common stock have no preemptive or subscription rights, and there are no redemption or sinking fund provisions applicable to either class. Upon liquidation, dissolution, or winding up of the Company, holders of Class A common stock and Class B common stock are entitled to share ratably in all assets remaining after payment of liabilities and any preferential rights of any outstanding preferred stock.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 12. Capital Stock (continued)

Outstanding Stock and Equity Transactions

As mentioned in Note 8, from April to June 2025, the Company issued 74,430 shares of Series B preferred stock and 74,430 warrants to accredited investors under Regulation D (“Accredited Investors”) in exchange for $462,975 of extinguished principal and accrued interest on the 2024 Notes as part of the 2025 Subscription Agreement. Also from April to July 2025, the Company issued 23,060 shares of Series B preferred stock to Accredited Investors in exchange for cash investments totaling $112,990.

From April to August 2025, the Company issued 367,434 shares of Series B preferred stock to investors participating in a StartEngine investment campaign under Regulation CF, in exchange for cash investments totaling $1,832,362 ($1,939,004 net of issuer fees of $106,642).

Effective June 2025, the Company reserved 500,000 shares of Series B preferred stock and 500,000 shares of Common Stock for any future 2024 Note extinguishments and Series B preferred stock and Common Stock warrant issuances under the 2025 Subscription Agreements (see Note 8).

On August 6, 2025, the Company adopted the 2025 Omnibus Incentive Plan. The 2025 Omnibus Plan initially reserves 4,000,000 shares of the Company’s common stock for issuance, subject to adjustment for stock splits, recapitalizations and similar events. Beginning January 1, 2026 and on the first trading day of each calendar year thereafter, the share reserve will automatically increase by a number of shares equal to three (3) percent of the total outstanding shares of our common stock on the last day of the immediately preceding calendar year, unless the board of directors determines prior to the date of increase that no such increase (or a lesser increase) will occur.

On August 8, 2025, the Company entered into an exchange agreement with Jan Goetgeluk, the Company’s Chief Executive Officer (“CEO”), Chairman and founder. Pursuant to the agreement, Mr. Goetgeluk exchanged 5,500,000 shares of his Class A common stock of the Company for 5,500,000 shares of Class B common stock (with 20-to-1 voting rights) on a one-for-one basis. During November 2025, the CEO transferred 1,000,000 shares of Class B common stock, which automatically converted into 1,000,000 shares of Class A common stock upon the transfer, to a family member, bringing the CEO’s total shares held to 4,500,000 shares. This transaction resulted in no impact to the Company’s consolidated financial statements and did not change the number of shares outstanding.

On September 1, 2025, the Company issued 115,169 shares of Class A common stock totaling $194,635 to Maxim Partners LLC as part of their compensation as an advisor to the Company.

On November 6, 2025, the Company issued 22,857 shares of Class A common stock totaling $37,942 to MZHCI, LLC, as part of their compensation as investor relations consultants.

During the nine months ended December 31, 2025, the Company incurred direct costs related to its upcoming exchange listing totaling $381,173. These costs primarily consisted of exchange listing and placement agent fees and were directly attributable to the listing. In accordance with ASC 505-10, these costs were recorded as a deferred asset until the listing is complete.

During the nine months ended December 31, 2025, the Company issued store credits totaling $214,906 (subsequently converted to gift cards) to certain investors as an incentive for purchasing shares (see Note 2). In accordance with ASC 505-10, the issuance of store credit is treated as non-cash consideration provided as part of the equity transaction and is recorded as a reduction to equity.

Warrants

Warrants are issued in connection with debt (see Note 8) and equity from time to time at the Company’s discretion.

During the nine months ended December 31, 2025, 303,509 warrants were exercised for 303,509 shares of Class A common stock at an exercise price of $.01 per share, and 21,440 warrants expired.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 12. Capital Stock (continued)

During the nine months ended December 31, 2025, the Company issued 74,430 warrants with a seven-year term in connection with the extinguishment of debt (see Note 8). The warrants had a fair value of $122,864, determined using a Black-Scholes model with the following assumptions: stock price of $1.65, exercise price of $0.01, volatility rate of 80%, risk-free rate of 3.71%, and an expected maturity of 3.5 years.

The Company also issued 685,714 warrants with a term of six months from listing date in connection with the secured convertible promissory notes to Streeterville Capital, LLC (see Note 8). The warrants had a combined fair value of $2,145,601, determined by allocating the proceeds of the note based on the relative fair values of the convertible note and the warrants, in accordance with ASC 470-20.

The following is a roll forward of warrants for the nine months ended December 31, 2025:

	Shares	Price
Beginning balance	429,230	$1.260
Issued	760,144	8.395
Exercised	(303,509)	(0.010)
Expired	(21,440)	(2.332)
Ending balance	864,425	$7.462

Warrants are recorded in equity at fair value at the date of issuance.

Note 13. Stock Compensation Expense

The Company accounts for stock-based compensation under ASC 718. Stock-based compensation expense for the nine months ended December 31, 2025 and 2024, was $36,015 and $36,469, respectively, related to stock options and other awards. Stock-based compensation expense for the three months ended December 31, 2025 and 2024, was $14,164 and $9,714, respectively.

During the nine months ended December 31, 2025, the Company did not grant any options under the 2025 Long Term Incentive Plan. No other material grants, exercises, or forfeitures occurred in this period.

As of December 31, 2025, total unrecognized compensation cost for non-vested stock options was $34,558, expected to be recognized over a weighted-average period of 13 months.

Between October 9, 2025 and December 15, 2025, the Company issued 2,146,250 restricted stock units to employees, executives, and directors under the 2025 Omnibus Incentive Plan. The Company accounts for restricted stock units under ASC 718. Stock-based compensation expense related to shares issued under this plan for the three and nine months ended December 31, 2025 and 2024, was $3,210 and $0, respectively. As of December 31, 2025 the restricted stock units have an unrecognized expense totaling $3,559,565, and a weighted average period remaining of 40 months. The Company expects this expense to be included in the Consolidated Statement of Operations over the four years following the Listing Date.

Note 14. Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets using accelerated depreciation methods for income tax purposes, share-based compensation expense, and for net operating loss carryforwards.

Deferred tax assets consisted of the following at December 31, 2025, and March 31, 2025:

	December 31,	March 31,
	2025	2025
Deferred tax assets:
Share-based compensation expense	$2,280,235	$2,277,559
Net operating loss carryforward	9,904,174	8,493,999
Long-term deferred tax liabilities:
Property and equipment	(881,843)	(637,405)
Net deferred tax assets and liabilities	11,302,566	10,134,153

Valuation allowance	(11,302,566)	(10,134,153)
Net deferred tax asset	$-	$-

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 14. Income Taxes (continued)

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making this determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and recent operating results. The federal tax rate in effect affecting future tax benefits at December 31, 2025 and 2024 was 21%. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined that a full valuation allowance is required due to cumulative losses through December 31, 2025. Accordingly, no provision for deferred income taxes has been recognized.

As of December 31, 2025, NOL carryforwards available to offset future taxable income totaled $47,162,735. Of this amount, $12,561,963 relates to tax years prior to 2018 and will expire between 2034 and 2038. The remaining $34,600,772 relates to tax years beginning after 2018, and may be carried forward indefinitely but is limited to offsetting 80% of taxable income in future years under current federal tax law.

Note 15. Investment in Joint Venture

As mentioned in Note 1, the Company has an investment in a Joint Venture. VML has 49% ownership and does not have control over the Joint Venture, therefore, the investment has been accounted for using the equity method.

For the nine months ended December 31, 2025, the Joint Venture had operating revenue of $0, cost of goods sold of $0, operating costs of $143, and net loss of $143. Under the equity method, net loss attributable to the Company was $70, resulting in a share of loss in joint venture of $70 in the consolidated statement of operations for the nine months ended December 31, 2025.

For the three months ended December 31, 2025, the Joint Venture had no activity.

For the nine months ended December 31, 2024, the Joint Venture had operating revenue of $45,436, cost of goods sold of $36,801, operating costs of $47,604, and net loss of $38,971. Under the equity method, net loss attributable to the Company was $19,096, resulting in a share of loss in joint venture of $19,096 in the consolidated statement of operations for the nine months ended December 31, 2024.

For the three months ended December 31, 2024, the Joint Venture had operating revenue of $39,272, cost of goods sold of $25,379, operating costs of $10,400, and net gain of $3,493. Under the equity method, net gain attributable to the Company was $1,711, resulting in a share of gain in joint venture of $1,711 in the consolidated statement of operations for the three months ended December 31, 2024.

Note 16. Revenue Disaggregation

Revenue streams from performance obligations included in net sales for the three and nine months ended December 31, 2025 and 2024, in the consolidated statements of operations are as follows:

	Three Months Ended December 31,
	2025	2024
Omni Pro units and accessories, net of discounts	$118,387	$64,591
Omniverse credits	24,710	43,420
Omni Care program	36,000	31,333
Omni Arena	22,171	193,320
Omni One, net of discounts	762,549	931,458
Net Sales	$963,817	$1,264,122

	Nine Months Ended December 31,
	2025	2024
Omni Pro units and accessories, net of discounts	$154,958	$127,412
Omniverse credits	109,163	167,387
Omni Care program	130,667	126,323
Omni Arena	458,992	334,127
Omni One, net of discounts	2,126,985	1,355,640
Net Sales	$2,980,765	$2,110,889

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 17. Segment Reporting

The Company operates in a single operating segment: the design, development, marketing, and sale of omni-directional treadmills, accessories, and related services to consumer and commercial customers. This single operating segment has been identified based on internal management structure and reporting to the Company’s Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer.

The Company’s CODM evaluates segment performance based on the revenues, gross profit and operating loss of the segment and uses internal financial statements to make decisions regarding resource allocation. Revenues, gross profit and operating loss used by the CODM are presented on the accompanying consolidated statements of operations. The measure of segment assets is represented as total assets presented on the accompanying consolidated balance sheets. While there are intercompany transactions between consolidated entities, these are eliminated in consolidation and do not impact the Company’s single segment presentation.

The Company has not identified any reportable segments other than the single operating segment discussed.

Note 18. Patents

As of December 31, 2025, the Company owns fifteen issued utility patents and nine issued design patents, and six additional applications are still pending. Four of the patents are also issued internationally in one or more countries, including Australia, Brazil, China, South Korea, Russia, Europe, and India.

Note 19. Subsequent Events

Subsequent events are evaluated through the date the consolidated financial statements were issued.

In January 2026, we agreed to issue an aggregate of 59,000 shares of Class A Common Stock to FMW Media Works LLC (“New To The Street”) pursuant to that certain agreement entered into in connection with a 12-month marketing and media services engagement, with 15,000 shares to be issued upon execution of the agreement and 4,000 shares to be issued each month for the 11 months thereafter, subject to a six-month lock-up period. 15,000 shares were issued on February 9, with the next issuance of 4,000 shares to be issued after the date of this filing. These shares will be issued as restricted securities in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction not involving a public offering to an accredited investor.

On January 22, 2026, the Company’s Registration Statement was declared effective by the Securities and Exchange Commission in connection with its direct listing on Nasdaq. Trading of the Company’s Class A common stock commenced on January 27, 2026, and on that date, in connection with the August 25, 2025 Securities Purchase Agreement with Streeterville, the initial advance of $8,000,000 (net of original issue discount) was funded at the closing of our direct listing, with subsequent advances subject to certain conditions, including minimum market capitalization, trading volume, and compliance with Nasdaq listing standards. Each advance includes an 8% original issue discount and bears interest at 6% per annum. In addition, in connection with the closing, we issued to Streeterville the Equity Financing Warrant to purchase a number of shares of Class A common stock equal to $16,000,000 divided by the Nasdaq valuation price of $8.75, exercisable at the Nasdaq valuation price of $8.75 and expiring six months after the closing of the Company’s direct listing. The conversion price for the advances is set at 120% of the reference price, with, subject to certain triggers, an alternate conversion price based on 90% of the lowest volume-weighted average price during the ten trading days prior to conversion, subject to a $2.00 price floor.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024 (UNAUDITED)

Note 19. Subsequent Events (continued)

On January 28 and January 29, 2026, certain holders of the Second 2025 Notes exercised their conversion rights and converted all outstanding indebtedness under their respective notes into an aggregate of 97,799 shares of Class A common stock at a conversion price of $7.44 per share (representing 85% of the $8.75 Nasdaq listing price). As a result of these conversions, the outstanding principal amount of the Second 2025 Notes was reduced from $1,650,000 to approximately $935,000 as of the date of this filing.

On January 29, 2026, Streeterville exercised a portion of the Equity Financing Warrant to purchase 57,500 shares of Class A common stock at an exercise price of $8.75 per share, for aggregate proceeds to the Company of $503,125. Separately, on January 29, 2026, the Company issued 200,000 shares of Class A common stock to Streeterville at an exercise price of $8.75 per share, for aggregate proceeds to the Company of $1,750,000. Between February 27, 2026, and March 5, 2026, Streeterville exercised further portions of the Equity Financing Warrant to purchase an aggregate of 147,500 shares of Class A common stock at an exercise price of $6.00 per share, for aggregate proceeds to the Company of $885,000.

From January to February 2026, Western Technologies Investments, under various funds, exercised 334,961 warrants for 307,384 shares of Class A common stock, resulting in cash proceeds to the Company of $300,002. Of these exercises, 96,484 warrants were issued in relation to the WTI 2016 Debt and exercised at the cash exercise price of $2.332/warrant, 32,161 warrants were issued in relation to the WTI 2018 Debt and exercised at the cash exercise price of $2.332/warrant, 50,066 warrants were issued in relation to the WTI April 2022 Debt and exercised as a cashless exercise, calculated using the warrant exercise price of $.2996 and the closing share price on the day of exercise, resulting in the issuance of 42,584 shares, and 156,250 warrants were issued in relation to the WTI 2014 Debt and exercised as a cashless exercise, calculated using the warrant exercise price of $.80 and the closing share price on the day of exercise, resulting in the issuance of 136,154 shares.

On February 9, 2026, the Company entered into Amendment No. 1 to each of the Equity Financing Warrant, the Debt Financing Warrant, and the common stock purchase warrants issued in connection with the Second Note and the Third Note, respectively, with Streeterville. The amendments modified the exercise price of each warrant to provide that, for any exercise occurring during the period commencing on February 9, 2026 and ending on March 11, 2026, the exercise price will be $6.00 per share, reduced from the NASDAQ valuation price of $8.75 per share. For any exercise occurring after March 11, 2026, the exercise price will revert to the reference price established in connection with our direct listing.

On February 10, 2026, the Company issued 171,807 shares of Class A common stock to Maxim Partners LLC (“Maxim”) and its designees in partial consideration for financial advisory and investment banking services provided in connection with the Company’s direct listing on Nasdaq, pursuant to an engagement letter originally entered into on May 21, 2025 (the “Engagement Letter”). The shares represented approximately one half of one percent (0.5%) of the Company’s outstanding common stock as of the date of the direct listing (the “Success Fee Stock”) and are subject to standard lock-up provisions for a period of six (6) months from the consummation of the direct listing. Maxim and its designees are entitled to unlimited piggyback registration rights consistent with those granted to other holders of the Company’s common stock.

No additional material events were identified which require adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Interim Financial Statements”.

Overview and History

Virtuix pioneers movement in AI-generated worlds, whether imaginary or real, through the development of omni-directional treadmills that enable natural locomotion within VR games, digital twins, and other applications. Since our founding in 2013, we have introduced three generations of products to market, generating over $20 million in cumulative sales. Our flagship product, Omni One, represents a breakthrough in home entertainment, combining full-body movement with immersive VR gaming and fitness. We operate a vertically integrated business across product design, game development, manufacturing, and distribution, with a focus on three key markets: consumer, enterprise, and defense.

Our earlier products, Omni Pro and Omni Arena, established our footprint in commercial VR. We’ve sold more than 4,000 Omni Pro systems for enterprise, installed 80 Omni Arena systems at entertainment venues in the U.S., and built an Omni Arena player base of over 500,000 players who signed up with an email address to play. Omni One, our most recent product, is designed for the home consumer and supports full freedom of movement, including crouching, kneeling, and jumping, within popular VR games. In addition, we sell a version of Omni One for enterprise markets and, in parallel, we are developing VTW, a multi-user mission planning system targeted at the defense market.

We derive revenue through a combination of hardware sales and recurring software and service income. These include:

●	Omni One and Omni One Core hardware sales, with pricing ranging from $2,595 to $3,495.

●	Omni Online subscription service ($14/month or $140/year), offering multiplayer access, esports leaderboards, and free games.

●	Game sales via Omni One’s proprietary game store.

●	Enterprise solutions, including Omni One Enterprise and Omni Arena systems.

●	Accessory and replacement parts sales for Omni One and Omni Arena systems.

●	Omni Care maintenance subscriptions for Omni Arena.

●	Omniverse Credits for Omni Pro and Omni Arena gameplay (per-minute usage fees).

We target a gross margin of 40% on hardware sales of Omni One, Omni One Core, and second-hand Omni Arena systems, and 70% gross margin on Omni One Enterprise hardware sales. Recurring revenue from Omni Online, game sales, Omni Care, and Omniverse Credits provide high-margin, predictable cash flows that recur after initial hardware sales.

Since inception, we have operated at a loss, with revenues of $2,980,765 and $2,110,889 for the nine months ended December 31, 2025 and 2024, respectively, and $963,817 and $1,264,122 for the three months ended December 31, 2025 and 2024, respectively. Our net losses were $(6,892,302) and $(12,024,068) for the nine months ended December 31, 2025 and 2024, respectively, and $(2,730,944) and $(1,970,613) for the three months ended December 31, 2025 and 2024, respectively. We anticipate continued operating losses as we pursue market penetration and revenue growth in 2026.

Key milestones for achieving sustainable profitability include:

●	Scaling Omni One consumer sales through increased marketing.

●	Supplementing potentially high-volume Omni One consumer sales with potentially high-value defense contracts for VTW. We believe a “dual-use” strategy of building consumer sales plus defense contracts can position us for achieving revenue growth and sustainable profitability.

VTW is still in development. We presented a proof-of-concept of VTW to potential customers at the I/ITSEC conference in Orlando, Florida, in December 2025, and we already sold Omni One test units to the U.S. Air Force Academy, YokoWERX (the innovation cell at Yokota Air Force Base), and the U.S. Military Academy at West Point. However, we expect that meaningful sales of VTW in the defense sector may not materialize until fiscal year 2027 at the earliest. Despite the long sales cycle for penetrating the defense market, we believe that VTW will retain a strong competitive moat because of our expansive omni-directional treadmill patent portfolio, our position as a U.S. company, and the inherent barriers to entry for defense applications that competitors will face, including multi-year procurement cycles and high switching costs. To sell VTW, we will need to comply with certain requirements and regulations to qualify for government contracts or awards, depending on the type of contract or award, including but not limited to compliance with the FAR and DFARS, Export Administration Regulations, cybersecurity regulations, and requirements and restrictions related to the secure sourcing of components, including the Buy American Act and Berry Amendment. For additional information, see “Risk Factors — Our business with governmental entities will be subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto” of our Prospectus dated January 26, 2026. The development of VTW is part of our already ongoing R&D efforts and expenditures, and we do not foresee a meaningful increase in operational costs resulting from VTW.

Following our shift in R&D and marketing efforts to Omni One, and the shift in demand for entertainment attractions from staffed VR attractions such as Omni Arena to unstaffed, lower-tech offerings, we consider the Omni Arena business to be in sustaining mode. We no longer produce new systems or invest in new games or software upgrades for the system, but we continue to support our existing Omni Arena operators and earn recurring revenues from Omni Care maintenance contracts, Omniverse Credits sales, and the sale of repair and replacement parts. We also facilitate secondary market sales of Omni Arena systems and earn a target gross margin of approximately 40% on revenues earned from reselling second-hand systems and disassembling, moving, and installing such systems.

Our path to profitability relies on scaling Omni One sales at an acceptable CAC and on gaining adoption of VTW for immersive mission planning in the defense sector. Although we believe that our plans are realistic, there is no guarantee that we will be able to scale Omni One sales or find product-market fit in the defense sector.

We believe Virtuix is well placed at the intersection of immersive gaming, fitness, and enterprise VR, and at the leading edge of the development of hyper-realistic digital twins of the real world through Gaussian splatting and other AI-driven 3D reconstruction technologies. In a world where AI is used to rapidly generate realistic virtual environments, whether imaginary game worlds or digital twins of the real world, we pioneer the technology and products for physically moving around in these virtual environments. We believe we are positioned to help define the next decade of VR advancements and be a leader in immersive gaming and simulation.

Factors Affecting our Business and Results of Operations

This section includes a summary of our historical results of operations, including detailed comparisons of our results for the three and nine months ended December 31, 2025 and 2024. We have derived the three and nine month data from our financial statements included elsewhere in this Report.

Results of Operations

Comparison of the Nine Months Ended December 31, 2025 and 2024

Net Revenues

Net sales for the nine months ended December 31, 2025, were $2,980,765, a 41% increase from sales of $2,110,889 for the nine months ended December 31, 2024. This increase is primarily attributable to new sales of Omni One, including resulting from a strong 2025 holiday season, and the fulfillment of legacy Omni One preorders that were placed during our preorder period that ended in September 2024. In the nine months ended December 31, 2025, net revenues of $405,656 were attributable to the fulfilment of outstanding Omni One preorders, with $264,990 of those net preorder revenues resulting from sales to investors who used an investor discount.

The following table summarizes our revenue by product line:

	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
SALES
Omni Pro units and accessories, net of discounts	$154,958	$127,412
Omniverse Credits	109,163	167,387
Omni Care program	130,667	126,323
Omni Arena	458,992	334,127
Omni One, net of discounts	2,126,985	1,355,640
TOTAL NET SALES	$2,980,765	$2,110,889

Cost of Goods Sold

Cost of goods sold primarily consists of material costs and shipping costs of Omni One and Omni Arena.

Cost of goods sold in the nine months ended December 31, 2025 was $2,107,718, a decrease of $358,774 from cost of goods sold of $2,466,492 in the nine months ended December 31, 2024. The decrease was primarily attributable to lower per-unit overhead costs recognized in the 2025 period compared to the 2024 period. Since shipments of Omni One only started ramping up in late 2024, manufacturing overhead incurred during the production ramp-up period in 2024 was absorbed into a relatively lower volume of units shipped during the 2024 period, resulting in a higher per-unit manufacturing cost. In contrast, manufacturing and shipment activity during the 2025 period was consistently higher, resulting in lower manufacturing overhead applied per unit.

Gross profit in the nine months ended December 31, 2025 increased by $1,228,650 compared to gross loss in the nine months ended December 31, 2024, and gross margin as a percentage of revenues increased from -17% in the nine months ended December 31, 2024 to 29% in the nine months ended December 31, 2025. This increase in gross margin was the result of an increase in the selling price of the complete Omni One system from $2,595 to $3,495 plus shipping, effective since November 2024, a reduction in the per-unit manufacturing overhead cost, and the completion of the delivery of nearly all discounted units to equity crowdfunding investors. In the nine months ended December 31, 2025, net revenues of $1,137,066 resulted from the delivery of discounted units, and the aggregate value of all discounts totaled $224,994 for the same period.

Operating Expenses

Operating expenses consist of general and administrative expenses, which are primarily salaries, professional fees, and expenses related to the administrative functions of the Company, research and development expenses, which consist primarily of product development costs and salaries, and sales and marketing expenses, which represent advertising and other marketing costs, as well as the associated personnel costs.

	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
Selling Expenses	$2,129,111	$1,151,749
General & Administrative	3,538,778	8,199,206
Research & Development	624,759	2,006,822
Total Operating Expenses	$6,292,648	$11,357,777

Total operating expenses decreased to $6,292,648 in the nine months ended December 31, 2025 from $11,357,777 in the nine months ended December 31, 2024.

●	Selling Expenses: For the nine months ended December 31, 2025 compared to the same period in 2024, Selling Expenses increased to $2,129,111 from $1,151,749, with the increase in the 2025 period largely driven by the significant digital ad spend for our Regulation Crowdfunding (“Reg CF”) investment campaign with StartEngine that ended around the end of June 2025, as well as increased ad spend for Omni One during the 2025 holiday season.

●	General and Administrative Expenses: For the nine months ended December 31, 2025 compared to the same period in 2024, General and Administrative Expenses decreased to $3,538,778 from $8,199,206, primarily because the expenses in the nine months ended December 31, 2024 included a one-time non-cash stock-based compensation expense of approximately $4.7 million for the issuance of an incentive stock award to an advisor and Board member. Additionally, during the nine months ended December 31, 2025, the Company experienced a decrease in salary expenditures and an increase in legal and professional fees, primarily attributable to costs associated with the Nasdaq uplisting process.

●	Research and Development: For the nine months ended December 31, 2025 compared to the same period in 2024, Research and Development expenses decreased to $624,759 from $2,006,822. This drop was due to a decrease in R&D spend and staffing following the completion of Omni One.

Net Loss

As a result of the foregoing, net loss for the nine months ended December 31, 2025 was $(6,892,302) compared to $(12,024,068) for the nine months ended December 31, 2024, representing a decrease in net loss of $5,131,766. The net loss for the nine months ended December 31, 2024 included a one-time non-cash stock-based compensation expense of approximately $4.7 million, compared to non-cash stock-based compensation expense of approximately $270,000 for the nine months ended December 31, 2025.

Results of Operations

Comparison of the Three Months Ended December 31, 2025 and 2024

Net Revenues

Net sales for the three months ended December 31, 2025, were $963,817, a 24% decrease from sales of $1,264,122 for the three months ended December 31, 2024. This decrease is primarily attributable to the fulfillment of a large backlog of Omni One preorders, accumulated since the start of the preorder period in August 2023, during the three months ended December 31, 2024, whereas revenues in the three months ended December 31, 2025 result from sales to newly acquired customers, including resulting from a strong 2025 holiday season. New orders for Omni One and Omni One Core systems increased 60% in December 2025 compared to unit orders placed in December 2024.

Omni Arena revenue decreased during the three months ended December 31, 2025, as we transition the Omni Arena business to “maintenance mode”, supporting our existing customers and earning recurring revenues from the sale of parts, Omniverse Credits, and Omni Care maintenance program fees.

The following table summarizes our revenue by product line:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
SALES
Omni Pro units and accessories, net of discounts	$118,387	$64,591
Omniverse Credits	24,710	43,420
Omni Care program	36,000	31,333
Omni Arena	22,171	193,320
Omni One, net of discounts	762,549	931,458
TOTAL NET SALES	$963,817	$1,264,122

Cost of Goods Sold

Cost of goods sold primarily consists of material costs and shipping costs of Omni One and Omni Arena.

Cost of goods sold in the three months ended December 31, 2025 was $674,396, a decrease of $609,144 from cost of goods sold of $1,283,540 in the three months ended December 31, 2024. The decrease was primarily attributable to lower revenues during the current period compared to the prior period that included shipments of a large backlog of Omni One preorders. Additionally, the manufacturing overhead costs allocated per unit were lower in the 2025 period due to consistently higher production in the 2025 period compared to the production ramp-up period in 2024.

Gross profit in the three months ended December 31, 2025 increased by $308,839 compared to gross loss in the three months ended December 31, 2024, and gross margin as a percentage of revenues increased to 30% in the three months ended December 31, 2025 from -2% in the three months ended December 31, 2024. This increase in gross margin was the result of an increase in the selling price of the complete Omni One system from $2,595 to $3,495 plus shipping, effective since November 2024. The majority of Omni One revenue in the three months ended December 31, 2024 were for prepaid units sold at the lower price point, as well as delivery of discounted units to equity crowdfunding investors.

Operating Expenses

Operating expenses consist of general and administrative expenses, which are primarily salaries, professional fees, and expenses related to the administrative functions of the Company, research and development expenses, which consist primarily of product development costs and salaries, and sales and marketing expenses, which represent advertising and other marketing costs, as well as the associated personnel costs.

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Selling Expenses	$733,662	$245,512
General & Administrative	1,172,329	1,263,290
Research & Development	226,574	306,738
Total Operating Expenses	$2,132,565	$1,815,540

Total operating expenses increased to $2,132,565 in the three months ended December 31, 2025, from $1,815,540 in the three months ended December 31, 2024.

●	Selling Expenses: For the three months ended December 31, 2025 compared to the same period in 2024, Selling Expenses increased to $733,662 from $245,512, with the increase in the 2025 period largely driven by increased ad spend during the 2025 holiday season.

●	General and Administrative Expenses: For the three months ended December 31, 2025 compared to the same period in 2024, General and Administrative Expenses decreased to $1,172,329 from $1,263,290. The decrease was primarily attributable to lower general and administrative costs associated with our overseas operations, while being partially offset by an increase in U.S. salaries resulting from an increased team size in the three months ended December 31, 2025.

●	Research and Development: For the three months ended December 31, 2025 compared to the same period in 2024, Research and Development expenses decreased to $226,574 from $306,738. This drop was due to a decrease in R&D spend and staffing following the completion of Omni One.

Net Loss

As a result of the foregoing, net loss for the three months ended December 31, 2025 was $(2,730,944) compared to $(1,970,613) for the three months ended December 31, 2024, representing an increase in net loss of $760,331. Although gross profit increased significantly during the 2025 period, the improvement in gross profit was offset by higher interest expense and amortization of debt discount associated primarily with the Streeterville notes, and higher advertising expenditures, resulting in a higher net loss despite underlying improvement in gross profitability.

Non-GAAP Financial Measures

Management reviews a variety of operational and financial metrics to assess the Company’s performance, allocate resources, and inform strategic decision-making. In addition to net sales, net loss, and other measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), this report includes certain operating metrics and non-GAAP financial measures that management considers meaningful in evaluating the Company’s operating performance.

These measures are used by management and the Board of Directors to assess trends in the business, evaluate the effectiveness of operational initiatives, and support decisions regarding investment and cost management. Management believes that the presentation of these non-GAAP financial measures provides investors with additional insight into the Company’s operating results and facilitates period-to-period comparisons.

Adjusted EBITDA

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Reconciliation of GAAP net loss to Adjusted EBITDA
NET LOSS	$(2,730,944)	$(1,970,613)	$(6,892,302)	$(12,024,068)
Plus:
Taxes	22,630	10,063	46,801	52,366
Interest expense, net(1)	870,717	128,116	1,308,982	243,738
Depreciation and amortization	160,676	189,871	467,087	329,840
EBITDA	$(1,676,921)	$(1,642,563)	$(5,069,432)	$(11,398,124)
Plus:
Stock-based compensation	52,107	9,714	268,591	4,683,969
Loss on extinguishment of debt	0	0	122,864	0
ADJUSTED EBITDA	$(1,624,814)	$(1,632,849)	$(4,677,977)	$(6,714,155)

1.	Interest expense for the three and nine months ended December 31, 2025, respectively includes $662,496 and $882,183 of non-cash amortization of debt discount related to secured promissory notes issued to Streeterville Capital, LLC (see Note 8 – Notes Payable to the Consolidated Financial Statements). The debt discount results from the issuance of warrants as well as original issue discount and related closing costs, which are being amortized to interest expense over the term of the notes.

Adjusted EBITDA is a non-GAAP financial measure that we use to evaluate our operating performance. Adjusted EBITDA represents net income (loss), adjusted to exclude: (i) provision for (benefit from) income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) stock-based compensation expense, and (v) loss on extinguishment of debt.

We believe Adjusted EBITDA is useful to investors because it provides a supplemental measure of our operating cash flow by excluding non-cash expenses and other items that may not be indicative of our core operating results or that may vary significantly from period to period. For the periods presented, such non-cash items include amortization of debt discount, depreciation and amortization, and stock-based compensation expense, which can significantly impact reported net loss but does not impact our cash flow. However, Adjusted EBITDA has limitations and should not be considered in isolation or as a substitute for financial information prepared in accordance with GAAP. These limitations include the following:

●	Stock-based compensation has been, and is expected to continue to be, a significant recurring expense and an important component of our compensation strategy.

●	Depreciation and amortization relate to assets that may require replacement in the future, and Adjusted EBITDA does not reflect the cash requirements for capital expenditures.

●	Adjusted EBITDA does not reflect changes in working capital or the cash requirements necessary to service our debt.

●	Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently, limiting their usefulness as comparative measures.

Accordingly, Adjusted EBITDA should be considered only as a supplement to, and not as a substitute for, net income (loss) and other measures prepared in accordance with GAAP.

Liquidity and Capital Resources

We continue to experience negative cash flows from operations as we expand our business. Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as sales and marketing, product development, and general and administrative. Our operating cash flows are also affected by our working capital needs to support the scaling of manufacturing and inventories.

As of December 31, 2025 and March 31, 2025, the Company had cash on hand of $1,074,638 and $477,908, respectively. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equity securities. As of December 31, 2025 and March 31, 2025, the Company had a total stockholders’ deficit of $(2,952,826) and $(794,035), respectively. The Company has incurred recurring losses from operations, and as of December 31, 2025 and March 31, 2025, had an accumulated deficit of $(69,384,892) and $(62,492,590), respectively.

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operation and growth. As discussed in the Subsequent Events section of the Notes to the Consolidated Financial Statements, the Company has successfully executed several sources of funding in January and February 2026. On January 27, 2026, in connection with the August 25, 2025 Securities Purchase Agreement with Streeterville, the initial advance of $8,000,000 (net of original issue discount) was funded at the closing of the Company’s direct listing. Streeterville has also exercised 257,500 warrants during this period, resulting in proceeds to the Company of $2,253,125, and Western Technologies Investments has exercised 334,961 warrants, resulting in proceeds to the Company of $300,002. Additionally, certain holders of the Second 2025 Notes have exercised their conversion right, resulting in a principal reduction of approximately $715,000.

During the nine months ended December 31, 2024, the Company raised the following proceeds from financing activities:

●	$3,598,805 through issuances of SAFE notes to accredited investors under Regulation D of the Securities Act.

●	$2,389,680 through issuances of Series B preferred stock pursuant to a Reg CF campaign with StartEngine, an online equity crowdfunding platform, and to accredited investors under Regulation D of the Securities Act.

●	$2,485,000 through issuances of unsecured promissory notes to accredited investors. Subsequently, outstanding notes with a principal amount of $117,500 were converted to Series B preferred stock during the nine months ended December 31, 2024, and outstanding notes with a principal amount of $400,000 were converted to Series B preferred stock during the nine months ended December 31, 2025. As of December 31, 2025, notes with a principal amount of $1,967,500 remain outstanding.

During the nine months ended December 31, 2025, the Company raised the following additional proceeds from financing activities:

●	$1,832,362 (net of investor and issuer fees) through issuances of Series B preferred stock pursuant to a Reg CF campaign with StartEngine, an online equity crowdfunding platform.

●	$112,990 through issuances of Series B preferred stock to accredited investors under Regulation D of the Securities Act.

●	$217,678 through issuances of unsecured promissory notes to two related parties, which was subsequently paid back in the same period. For additional information, see “Certain Relationships and Related-Party Transactions — Related-Party Promissory Notes.”

●	$2,000,000 through the First Note Purchase Agreement with Streeterville, pursuant to which Virtuix issued the First Note in the principal amount of $2,220,000.

●	$500,000 through the Second Note Purchase Agreement with Streeterville, pursuant to which Virtuix issued the Second Note in the principal amount of $560,000.

●	$500,000 through the Third Note Purchase Agreement with Streeterville, pursuant to which Virtuix issued the Third Note in the principal amount of $560,000.

●	$1,500,000 through issuances of subordinated promissory notes (the “Second 2025 Notes”), pursuant to which Virtuix issued notes totaling $1,650,000.

As an additional inducement for certain investors to participate in our Series B preferred stock financing, we issued warrants to purchase shares of our common stock. At the time of issuance, these warrants were exercisable for an aggregate of 313,153 shares of common stock of Virtuix at an exercise price of $0.01 per share. As of December 31, 2025, all 313,153 common stock warrants had been exercised.

In association with various agreements to obtain financing with Western Technology Investment between September 2014 and April 2022, the Company has granted warrants to Western Technology Investment to purchase stock in Virtuix. As of December 31, 2025, these warrants were exercisable for an aggregate of 178,712 shares of common stock of Virtuix, of which 128,646 at an exercise price of $2.332 per share and 50,066 at an exercise price of $2.996 per share.

On August 25, 2025, we entered into a Securities Purchase Agreement with Streeterville, pursuant to which Virtuix issued the First Note in the principal amount of $2,220,000. The First Note includes an original issue discount of $200,000 and additional closing costs of $20,000. The First Note bears interest at a rate of 6% per annum, is secured by all assets of the Company, and matures nine months from the funding date. The Company received $2,000,000 in gross proceeds at closing. In addition, Streeterville received the Debt Financing Warrant. On October 30, 2025, we entered into a Securities Purchase Agreement with Streeterville, pursuant to which we issued (i) the Second Note in the principal amount of $560,000, bearing interest at 6% per annum and secured by substantially all of our assets and (ii) a common stock purchase warrant to purchase a number of shares of our Class A common stock equal to $1,000,000 divided by the reference price established in connection with our direct listing. The Second Note includes an original issue discount of $50,000 and additional closing costs of $10,000. The Company received $500,000 in gross proceeds at closing of the Second Note. On December 19, 2025, we entered into a Securities Purchase Agreement with Streeterville, pursuant to which we issued (i) the Third Note in the principal amount of $560,000, bearing interest at 6% per annum and secured by substantially all of our assets and (ii) a common stock purchase warrant to purchase a number of shares of our Class A common stock equal to $1,000,000 divided by the reference price established in connection with our direct listing. The Third Note includes an original issue discount of $50,000 and additional closing costs of $10,000. The Company received $500,000 in gross proceeds at closing of the Third Note.

The Streeterville Notes are convertible into shares of common stock at a price equal to 85% of the reference price established in connection with the Company’s direct listing. The Streeterville Notes are our only secured debt. They contain customary events of default, including failure to make payments or deliver shares, and provide for increased interest and penalties in the event of default. The Streeterville Notes may be prepaid at a premium, subject to certain conditions, and are subject to ownership and selling limitations. The shares underlying the Streeterville Notes and warrants will be registered for resale in connection with our direct listing. Ten days following the date on which the Resale Registration Statement providing for the registration of shares issuable pursuant to the Equity Purchase Agreement is declared effective, the Streeterville Notes will automatically be exchanged for and applied to the purchase price of a pre-paid purchase under the Equity Purchase Agreement in an aggregate principal amount equal to the outstanding balance then due under the Streeterville Notes.

Under applicable rules of the Nasdaq Stock Market, in no event may the Company issue more than the number of shares of its common stock which equals 19.99% of the pre-transaction common stock outstanding in a private transaction (the “Exchange Cap”) at a price less than the “Minimum Price” (as defined in the Nasdaq 5600 Series listing rules), unless the Company first obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable Nasdaq listing rules. Furthermore, pursuant to the Debt Financing transaction documents, the Company must seek stockholder approval to exceed the Exchange Cap at its next annual or special meeting of stockholders. Accordingly, on January 21, 2026, the Company obtained stockholder approval to issue common stock, including the issuance of common stock upon conversion, exercise, or settlement of warrants, in an amount that may exceed 19.99% of the Company’s issued and outstanding common stock where the issue price is less than the Minimum Price.

Proceeds from the Debt Financing were used to pay off existing indebtedness, including but not limited to retiring the Company’s only secured indebtedness outstanding prior to the Debt Financing, with the remaining proceeds used or to be used for working capital and general corporate purposes.

On August 25, 2025, we entered into the Equity Purchase Agreement with Streeterville, pursuant to which Streeterville committed to purchase up to $50,000,000 of Class A common stock through one or more prepaid advances over a 24-month period. The initial advance of $8,000,000 (net of original issue discount) was funded at the closing of our direct listing, with subsequent advances subject to certain conditions, including minimum market capitalization, trading volume, and compliance with Nasdaq listing standards. Each advance includes an 8% original issue discount and bears interest at 6% per annum. Streeterville will also receive the Equity Financing Warrant. The conversion price for the advances is set at 120% of the reference price, with, subject to certain triggers, an alternate conversion price based on 90% of the lowest volume-weighted average price during the ten trading days prior to conversion, subject to a $2.00 price floor. The Equity Purchase Agreement includes customary events of default, selling and ownership limitations, Company covenants, and a prepayment option for the Company. The shares underlying the advances will be registered for resale following our direct listing. The shares underlying the warrants will be registered for resale in connection with our direct listing.

We may request advances up to an aggregate of $50,000,000 over the term of the Equity Purchase Agreement; however, Streeterville’s obligation to fund advances is not solely at the discretion of the Company. Each advance is subject to a number of conditions, including that our market capitalization is at least $95,000,000 and both our 20-day and 60-day median and average daily trading volumes are at least $350,000 at the time of any request for a subsequent advance. Additional requirements include compliance with continued listing standards and an effective registration statement for the resale of shares issuable pursuant to the outstanding advances. If we fail to meet any of these conditions at the time of a request, Streeterville may decline to provide the requested funds. As a result, there is no assurance that we will be able to access the full $50,000,000 or any specific amount under the Equity Purchase Agreement, and our ability to request subsequent advances may be limited by market conditions, our performance, or other factors outside our control.

In October and November 2025, we issued unsecured promissory notes (the “Second 2025 Notes”) to investors in a transaction exempt from registration under Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated under Regulation D for total proceeds of $1,500,000. The Second 2025 Notes bear principal equal to 110% of each investor’s cash investment, accrue simple interest at 6.0% per annum, and mature on March 31, 2026 (as extended by the Company, in its sole discretion, from December 31, 2025). At or before maturity, the Company may repay the full outstanding principal and interest in cash or convert that amount into Common Stock at a price equal to 85% of the NASDAQ valuation price of $8.75; beginning on the date of our direct listing and continuing until full repayment, the noteholder may likewise elect to convert outstanding indebtedness at the same conversion price. As of December 31, 2025, the principal amount of $1,650,000 remains outstanding.

As of December 31, 2025, our current obligations include unsecured promissory notes due March 31, 2026, with an outstanding principal balance of $1,967,500 and accrued interest of approximately $400,000, an EIDL loan with a carrying amount of approximately $24,500 maturing in August 2050, secured promissory notes issued to Streeterville Capital, LLC, convertible into shares of our Class A common stock, with an outstanding principal balance of $3,340,000 and accrued interest of approximately $53,433, subordinated convertible promissory notes due March 31, 2026, with an outstanding principal balance of $1,650,000 (convertible into shares of our Class A common stock), current operating lease obligations totaling approximately $175,000, and outstanding gift card liabilities of approximately $448,000.

We anticipate incurring additional losses for the foreseeable future, and we may never become profitable. Furthermore, while we have decreased our operating expenses by reducing our personnel following the launch of Omni One, we nevertheless expect expenses to increase in connection with scaling sales, marketing, and production of Omni One, and in connection with being a public company. As of the date of this filing, following (i) the funding of the initial $8,000,000 advance from Streeterville related to our direct listing, (ii) proceeds of $3,138,125 from Streeterville warrant exercises, (iii) proceeds of $300,002 from Western Technology Investments warrant exercises, and (iv) a reduction of debt principal of $715,000 resulting from the conversion by certain holders of the Second 2025 Notes, and assuming a refinancing of the 2024 Notes and the payoff of the Second 2025 Notes due March 31, 2026, we estimate we’ll have the resources to conduct our planned operations for at least 9 months. To continue as a going concern and execute our operating plan for the next 12 months, we estimate we’ll require additional funding of approximately $2,000,000. We are evaluating financing alternatives for the 2024 Notes, which may include exchanges of a portion of the outstanding notes for equity or equity-linked securities. We have not entered into any definitive agreements, and there can be no assurance that any such transaction will be completed on favorable terms, or at all. Any such transaction could result in dilution to existing stockholders.

Our operating plan is predicated on a variety of assumptions including, but not limited to, the level of product demand, cost estimates, our ability to continue to raise additional financing and the state of the general economic environment in which we operate. There can be no assurance that these assumptions will prove accurate in all material respects, or that we will be able to successfully execute our operating plan. In the absence of additional appropriate financing, we may have to modify our plan or slow down the pace of development and commercialization.

Notwithstanding the foregoing, we believe that by pursuing a public listing, we will gain access to additional funding in the public capital markets, allowing us to scale marketing and production of Omni One and accelerate our revenue growth.

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended December 31, 2025 and December 31, 2024:

	Nine Months Ended December 31, 2025	Nine Months Ended December 31, 2024
Net cash used in operating activities	$(5,535,794)	$(6,342,683)
Net cash used by investing activities	$(87,234)	$(464,366)
Net cash provided by financing activities	$6,219,758	$8,023,827

Tariffs

Our products are currently manufactured primarily in China and imported into the United States. U.S. import tariff rates, which under the two Trump administrations fluctuated widely, have potential to materially impact our financial results by reducing our profit margins or forcing us to raise selling prices to the consumer, which could in turn depress demand. We consider the materiality threshold to be any tariff level that exceeds 30% and remains elevated for a sustained period. For additional information, see “Risk Factors — Unfavorable global economic and political conditions, including tariffs and trade barriers, could adversely affect our business, financial condition or results of operations” of our Prospectus dated January 26, 2026.

On February 20, 2026, the U.S. Supreme Court ruled against the tariffs the Trump administration had imposed under the International Emergency Economic Powers Act (IEEPA). In response, the Trump administration signaled its intention to seek alternative mechanisms for imposing tariffs. Although we expect the U.S. government to maintain tariff rates at a higher level than was typical in the pre-Trump era, these recent developments indicate a trend toward downward pressure on tariff rates.

As we detailed in our Prospectus, we have mitigated the potential impact of high tariffs on China-made goods by developing Taiwan as an alternative manufacturing location. We expect Taiwan and the U.S. to maintain friendly trade relations. Taiwan has earned favorable tariff treatment by increasing purchases of U.S. commodities and scaling up investments in America’s manufacturing sector. On January 15, 2026, the U.S. and Taiwan signed a new trade agreement lowering tariffs on Taiwan-made goods to 15%.

In January 2023, we opened a wholly owned Taiwan subsidiary named Virtuix Manufacturing Taiwan Ltd. and began outsourcing some Omni One materials to Taiwanese factories. If import tariffs on goods from China were to exceed the materiality threshold for a sustained period, we can expand our Taiwan manufacturing program by assembling the entire Omni One product in Taiwan.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). The status of “emerging growth company” enables us to invest more in research & development and customer acquisition rather than compliance overhead. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies, and we have elected to take advantage of those exemptions. For so long as we remain an emerging growth company, we will not be required to:

●	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

●	disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. We have elected to take advantage of the extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

We will remain an emerging growth company for up to five years, or until the earliest of: (i) the last date of the fiscal year during which we had total annual gross revenues of $1.07 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt; or (iii) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business. Also, even once we are no longer an emerging growth company, we still may not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act unless we meet the definition of a large accelerated filer.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. While there are a number of significant accounting policies affecting our consolidated financial statements, management believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). Under Section 107 of the JOBS Act, emerging growth companies are permitted to use an extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards that have different effective dates for public and private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Virtuix Holdings Inc. as well as its subsidiaries required to be consolidated under accounting principles generally accepted in the United States of America (“GAAP”). Significant intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The consolidated financial statements are presented using the accrual basis of accounting, in U.S. dollars which is the Company’s functional currency. Therefore, revenues are recognized when earned and expenses are recognized when incurred.

The Company has adopted a fiscal year ending March 31 of each year.

Management’s Estimates

Preparing the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not generated profits since inception and has incurred net losses of $6,892,302 and $12,024,068 for the nine months ended December 31, 2025 and 2024, respectively, and has accumulated deficits of $69,384,892 and $62,492,590 as of December 31, 2025 and March 31, 2025, respectively. These factors, when considered in conjunction with the Company’s working capital and liquid assets as of December 31, 2025, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Subsequent to December 31, 2025, the Company raised additional capital that has improved liquidity and is expected to mitigate the conditions that gave rise to this substantial doubt.

Management has taken several actions to ensure that the Company will continue as a going concern for the next twelve months from the date the consolidated financial statements are available to be issued:

1.	Continuing to ramp up marketing and sales of Omni One; with anticipated significant revenues from this product line; and

2.	Raising capital from existing and new shareholders as necessary to fund operations.

No assurance can be given that these efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provides a five-step model to determine when and how revenue is recognized. Under this model, revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring control of goods or services to a customer.

The Company applies the following five steps to all revenue-generating arrangements:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue when or as each performance obligation is satisfied.

The Company’s contracts typically consist of product sales, installation services, support programs, or the sale of digital playtime credits. Each of these is evaluated to determine whether it represents a separate performance obligation.

The majority of revenue arrangements involve a single performance obligation to transfer or install physical goods. Revenue is recognized when control is transferred to the customer, which occurs as follows:

●	Omni Pro units and related accessories — Revenue is recognized upon shipment to the customer, which is when control transfers and title passes.

●	Omni One units — Revenue is recognized upon shipment, consistent with the Company’s shipping terms.

●	Omni Arena systems — Revenue is recognized upon installation at the customer’s location, which is when control transfers.

●	Omni Care service program — treated as a separate performance obligation included with each Omni Arena contract. The transaction price is allocated to this performance obligation on a relative standalone selling price basis, using observable standalone pricing of $2,000 per quarter. Accordingly, $8,000 associated with Omni Care is included in the initial contract transaction price and is recognized ratably over the first 12 months of the contract term, as the services are provided evenly over time. Following the initial 12-month period, customers are billed $2,000 per quarter for continued Omni Care services. Fees billed after the first year are recognized ratably over the applicable quarterly service period.

●	Omniverse Credits — These credits grant access to virtual content or gameplay tied to Omni Pro and Omni Arena units. Revenue is recognized over the period during which access is expected to be consumed, typically two months from purchase based on usage patterns.

●	Omni Online — Revenue is recognized over time, ratably over the subscription period.

●	Omni One extended warranty — Sold separately from the Omni One unit and represents a service-type warranty. The transaction price is allocated to the extended warranty on a relative standalone selling price basis, with an observable standalone selling price of $295. Revenue is recognized ratably over the 3-year warranty term.

Contracts may include multiple performance obligations. In such cases, the Company allocates the transaction price to each obligation based on relative standalone selling prices. Payment terms are generally fixed and do not include significant financing components.

Amounts received in advance of satisfying performance obligations are recorded as contract liabilities and recognized as revenue when the related obligation is fulfilled. The Company’s contracts do not typically include variable consideration, material rights, or warranties that give rise to separate performance obligations. Additionally, the Company has evaluated its role in the sale of digital content and has concluded that it acts as the principal, as it controls the content prior to transfer to the customer.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments with original maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2025 and March 31, 2025, the Company’s cash and cash equivalents were deposited primarily in five financial institutions. Deposits with these institutions may exceed federally insured limits. Management believes that the financial institutions holding the Company’s cash are financially sound and, accordingly, the Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalents.

All of a depositor’s accounts at an insured depository institution, including all non-interest bearing accounts, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 in total. Balances in excess of this coverage are uninsured and subject to loss should the institution fail, with a possible offset against outstanding loans. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk related to cash. Cash and cash equivalents in the amount of $111,802 and $196,962, representing foreign deposits at financial institutions, are not insured by the FDIC at December 31, 2025 and March 31, 2025, respectively.

Accounts Receivable

Terms of payment are generally thirty days from the invoice date. Receivables are recorded net of an allowance for credit losses, which is established based on management’s best estimate of probable credit losses after considering factors such as previous loss history, customers’ ability to pay their obligations, and the condition of the general economy and industry as a whole.

Inventory Valuation

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value in accordance with Topic 330, Inventory. Cost is computed using weighted average cost at one subsidiary and specific identification cost at the remaining subsidiaries. There is no material impact on the comparability of the financial results as a result of these differing methods. The Company applies net realizable value and obsolescence to the gross value of the inventory.

The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to projected demand. When impairments are established, a new cost basis of the inventory is created.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the term of the respective operating lease or the estimated economic life of the asset. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.

The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment	5 years
Furniture and Fixtures	7 years
Machinery and Equipment	3 – 7 years
Office Equipment	5 – 7 years
Leasehold Improvements	3 – 5 years

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and lease liability. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

●	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

●	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active).

●	Level 3 — Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts reported in the consolidated balance sheets approximate their fair value.

Intangibles

The Company’s intangible assets include software, trademarks, customer lists, and a website, which are amortized on a straight-line basis over their estimated useful lives. The costs of developing intangible assets for internal use are expensed as incurred.

The estimated useful lives for significant intangible asset categories are as follows:

Software	3 – 5 years
Trademarks	Indefinite
Customer Lists	3 years
Website	3 years

Software and Website Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including Topic 730, Research and Development, Topic 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and Topic 330-10, Inventory.

Costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for internal and external use, has been charged to operations in the period incurred as research and development costs. Additionally, costs incurred after determination of readiness for market have been expensed as research and development. The Company capitalizes certain costs in the development of its proprietary software (computer software to be sold, leased or licensed) for the period after technological feasibility was determined and prior to marketing and initial sales. Once technological feasibility is reached, and the software has been released for sale, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. These capitalized costs are amortized over their estimated useful lives and reviewed for impairment in accordance with Topic 330 when indicators of impairment exist.

Website development costs are accounted for separately under Topic 350-50, Website Development Costs.

Deferred Revenue

Deferred revenue represents cash received from customers for which the related revenue has not yet been earned. This primarily includes unfilled orders of Omni One units and Omni Pro units that have not yet been delivered or refunded by the end of the reporting period. Deferred revenue also includes amounts billed but not yet recognized for Omni Arenas installations and parts, as well as deferred revenue related to Omniverse Credits and Omni Care subscriptions associated with installed Omni Arena units for which revenue recognition criteria have not been met.

Deferred revenue as of December 31, 2025 and March 31, 2025 consists of the following:

	December 31, 2025	March 31, 2025
Omni One	$45,421	$936,821
Omni One Extended Warranty	16,553	-
Omni Pro	449,635	451,545
Omni Arena	137,391	290,169
Omni Online	35,898	44,104
Omniverse Credits	27,701	37,584
Omni Care subscriptions	14,667	9,333
Total	$727,266	$1,769,556

Revenue recognized during the nine months ended December 31, 2025 and 2024 that was included in deferred revenue at the beginning of the respective periods was $2,517,806 and $1,617,995, respectively.

Payments received from customers during the nine months ended December 31, 2025 and 2024 that increased deferred revenue were $1,705,810 and $2,639,261, respectively.

Deferred revenue includes legacy preorders for Omni Pro units that we have not been able to refund to customers due to an inability to get in touch with these customers. We no longer produce or sell Omni Pro. As of December 31, 2025, the value of unrefunded Omni Pro preorders totaled $449,635. We plan to report these preorders as unclaimed (escheated) property to the State of Texas and submit these funds to the Texas Comptroller of Public Accounts. The related balance will be reclassified from deferred revenue to an escheatment liability account, both of which are presented within current liabilities. The liability will be relieved when the funds are remitted to the State. There will be no impact to the Company’s Consolidated Statement of Operations because we will not recognize revenues or expenses on these preorders. Upon remittance, both cash and current liabilities will be decreased on the Consolidated Balance Sheet, and the remittance will be reflected as a cash outflow within cash used in operating activities in our Consolidated Statement of Cash Flows.

Deferred revenue previously included outstanding Omni One preorder deposits of $200 each from customers who placed a preorder for Omni One but have not yet completed their purchase. However, during the nine months ended December 31, 2025, the Company issued customers gift cards as a replacement for their preorder deposit, and thus, reclassified preorder purchases totaling $241,646 from Deferred Revenue to a separate liability account. We expect most of these gift cards to be applied by the customers to a future purchase of Omni One, or otherwise to expire unclaimed.

Advertising Costs

Advertising costs are expensed as incurred, and are included in selling expenses in the accompanying consolidated statements of operations. Total advertising expense for the nine months ended December 31, 2025 and 2024, was $1,270,723 and $130,170, respectively.

Federal Income Taxes

Topic 740, Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No uncertain tax positions were identified. The Company recognizes tax related interest and penalties, if any, as a component of income tax expense. The Company has never incurred any federal income tax liability and has not paid any federal income taxes since its inception.

The U.S. federal tax returns are subject to examination by the Internal Revenue Service, generally for three years after they are filed. State tax returns are subject to examination generally for five years after they are filed.

Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company presents both basic and diluted net loss per share. Basic net loss per share includes only the weighted-average common shares outstanding during the period.

Potentially dilutive securities that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive, include stock options, RSUs, warrants, and convertible preferred stock. The total number of potentially dilutive shares excluded from the computation was 5,210,145 and 22,815,211 at December 31, 2025 and 2024, respectively.

Foreign Currency Remeasurements

The Company’s non-U.S. subsidiaries, VML and its wholly-owned subsidiary VML_ZH, along with VMT, operate using the U.S. dollar as the functional currency. The effect of foreign currency exchange rate fluctuations on consolidated balance sheet accounts were not material for the nine months ended December 31, 2025 and 2024.

Quantitative and Qualitative Disclosures About Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities, if they were to occur in the future. We do not intend to hedge any existing or future borrowings and, consequently, we do not expect to be affected by changes in market interest rates. We do currently have sales and own assets and operate facilities in countries outside the United States and, consequently, we may be affected by foreign currency fluctuations or exchange rate changes.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326), which significantly changed the allowance for credit losses model by requiring recognition of expected credit losses over the life of the financial asset. The FASB subsequently issued ASU 2019-10, delaying the effective date of Topic 326. For smaller reporting companies subject to SEC regulations, the effective date was delayed from fiscal years beginning after December 15, 2020, to fiscal years beginning after December 15, 2022. For nonpublic companies, the effective date was similarly delayed to fiscal years beginning after December 15, 2022. The Company adopted Topic 326 using a modified retrospective approach effective April 1, 2023, resulting in a decrease to receivables and a cumulative-effect adjustment to retained earnings of $22,483 as of that date.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), which simplified the goodwill impairment test by eliminating Step 2 (hypothetical purchase price allocation) and requiring an impairment loss be measured as the excess of a reporting unit’s carrying amount over its fair value, not exceeding the carrying amount of goodwill. The ASU also addressed accounting for internally generated intangible assets and improved related financial statement presentation and disclosures. ASU 2017-04 is effective for public entities for fiscal years beginning after December 15, 2019, and for all other entities for fiscal years beginning after December 15, 2022. The Company adopted ASU 2017-04 effective April 1, 2023 and concluded that the adoption did not have a material impact on its consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU provides guidance requiring a joint venture (or corporate joint venture) to recognize and initially measure its assets and liabilities at fair value upon formation. ASU 2023-05 is effective for joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The amendments are to be applied prospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 on April 1, 2024. As of December 31, 2025, the Company operates as a single segment.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which enhances transparency regarding reconciling items and income taxes paid by jurisdiction. Key new disclosure requirements include qualitative disclosures about reconciling items, disaggregated income (loss) and income tax expense by jurisdiction, and income taxes paid disaggregated by federal, state, and foreign jurisdictions where taxes paid exceed 5% of total. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods therein, with early adoption permitted. For the Company, the earliest fiscal year affected will begin April 1, 2026. The amendments require a cumulative-effect adjustment to retained earnings at the adoption date. The Company is currently evaluating the impact of ASU 2023-09.

In March 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. The ASU requires public business entities to disclose in a tabular format significant expense categories that are included in each relevant income statement line item. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and related disclosures.

Management has reviewed other recently issued but not yet effective accounting standards and believes they will not have a material impact on the Company’s consolidated financial statements. The Company will adopt applicable standards as required.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. Under standards established by the Public Company Accounting Oversight Board, or PCAOB, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In preparation for our direct listing, we identified the following material weaknesses in our internal control over financial reporting: (i) we have insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; (ii) due to the Company’s size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible, resulting in control gaps where the initiation of transactions, the custody of assets, and the recording of transactions are not always performed by separate individuals; and (iii) our controls are not adequate to ensure that all material related-party transactions and developments will be properly identified, approved and reported.

To address these material weaknesses, we have implemented measures designed to improve our internal controls over financial reporting. Specifically, we have: (i) formalized and documented policies and procedures to ensure the correct and consistent application of accounting and financial reporting requirements of GAAP and SEC disclosures; (ii) implemented appropriate segregation of duties where possible, and enhanced compensating controls in areas where full segregation is not economically feasible, to ensure the initiation, custody, and recording of transactions are adequately controlled; and (iii) enhanced our controls and procedures for the proper identification, approval, and reporting of all material related-party transactions and developments. These measures included expanding our accounting and finance team to add additional qualified accounting and finance resources, which may include third party consultants, and implementing new financial processes.

The process of designing and implementing an effective accounting and financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an accounting and financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be party to litigation arising in the ordinary course of business. As of December 31, 2025, we are not subject to any material legal proceedings nor, to the best of our knowledge, are any material legal proceedings pending or threatened against us.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated January 26, 2026, which could materially affect our business, financial condition or future results. We have identified no new risk factors that were not previously included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October and November 2025, we issued unsecured promissory notes (the “October Promissory Notes”) to investors in a transaction exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, for total cash proceeds of $1,500,000. The October Promissory Notes bear principal equal to 110% of each investor’s cash investment (for an aggregate principal amount of $1,650,000), accrue simple interest at 6.0% per annum, and mature on March 31, 2026 (as extended by the Company, in its sole discretion, from December 31, 2025). At or before maturity, the Company may repay the full outstanding principal and interest in cash or convert that amount into shares of Common Stock at a price equal to 85% of the Nasdaq listing price; beginning on the Initial Listing Date and continuing until full repayment, each noteholder may likewise elect to convert all outstanding indebtedness at the same conversion price. No underwriting discounts or commissions were paid in connection with the issuance of the October Promissory Notes. As of the date hereof, a principal amount of $1,650,000 remained outstanding. Of these promissory notes, a total of $225,000 was borrowed from two separate related parties, Jan Goetgeluk, who serves as our Chief Executive Officer and Chairman, and Mieke Criel, the mother of Jan Goetgeluk. The issuance of the October Promissory Notes was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, as transactions not involving a public offering.

On October 30, 2025, we entered into a Securities Purchase Agreement with Streeterville Capital, LLC (“Streeterville”), pursuant to which we issued (i) a secured convertible promissory note in the principal amount of $560,000, bearing interest at 6% per annum and secured by substantially all of our assets (the “Second Note”), and (ii) a common stock purchase warrant to purchase a number of shares of our Class A common stock equal to $1,000,000 divided by the reference price established in connection with our direct listing, exercisable at the reference price and expiring six months after the closing of the direct listing. The Second Note includes an original issue discount of $50,000 and additional closing costs of $10,000. The Company received $500,000 in gross proceeds at closing of the Second Note. The Second Note is convertible into shares of our Class A common stock at a conversion price equal to 85% of the reference price established in connection with our direct listing.

On December 19, 2025, we entered into a Securities Purchase Agreement with Streeterville, pursuant to which we issued (i) a secured convertible promissory note in the principal amount of $560,000, bearing interest at 6% per annum and secured by substantially all of our assets (the “Third Note”), and (ii) a common stock purchase warrant to purchase a number of shares of our Class A common stock equal to $1,000,000 divided by the reference price established in connection with our direct listing, exercisable at the reference price and expiring six months after the closing of our direct listing. The Third Note includes an original issue discount of $50,000 and additional closing costs of $10,000. The Company received $500,000 in gross proceeds at closing of the Third Note. The Third Note is convertible into shares of our Class A common stock at a conversion price equal to 85% of the reference price established in connection with our direct listing.

In the aggregate, the Company received $1,000,000 in gross cash proceeds from the issuance of the Second Note and the Third Note. No underwriting discounts or commissions were paid in connection with the Second Note or the Third Note; however, each note included an original issue discount and the Company paid certain transaction expenses. In addition, pursuant to our placement agent agreement with Maxim Group LLC, we paid a cash success fee equal to 7.0% of the gross proceeds received in each transaction and reimbursed certain expenses. The issuance of the Second Note, the Third Note, and the related warrants were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as transactions not involving a public offering to an accredited investor. No general solicitation or advertising was used in connection with the offering.

On November 3, 2025, we entered into an investor relations consulting agreement with MZHCI, LLC (“MZHCI”). On November 6, 2025, we issued 22,857 shares of Class A common stock to MZHCI as partial consideration for investor relations consulting services to be provided under the agreement. The consideration received by the Company consisted of investor relations consulting services. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, as a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2026	Virtuix Holdings Inc.

	By:	/s/ Jan Goetgeluk
Jan Goetgeluk
Chief Executive Officer

By:	/s/ Thomas McGinnis
Thomas McGinnis
Chief Financial Officer