Form 10-K
period 2026-03-31
Virtuix Holdings Inc.
filed 2026-06-25
CIK 1606242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-43067

Virtuix Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-4371395
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

11500 Metric Blvd, Suite 430 Austin, TX	78758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (512) 947-9029

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	VTIX	The Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of September 30, 2025, there was no established public trading market for the registrant’s common equity. The registrant’s Class A common stock began trading on the Nasdaq Global Market on January 27, 2026.

Note.-If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 24, 2026, the registrant had a total of 28,898,026 shares of Class A common stock, $0.001 par value, issued and outstanding, and 4,000,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The registrant’s Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2026.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (the “Annual Report on Form 10-K” or “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	the implementation of our business model and our strategic plans for our business, products, services and technology;

●	our commercialization and marketing capabilities and strategy;

●	our Customer Acquisition Cost (“CAC”), return-on-ad-spend (“ROAS”), our ability to scale product sales, and our intended gross profit margins;

●	our ability to enter the Defense market with VTW and win government contracts;

●	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;

●	our competitive position;

●	the scope of protection that we are able to establish and maintain for intellectual property rights covering our products, services and technology;

●	developments and projections relating to our competitors and our industry;

●	our estimates regarding expenses, future revenue, interest costs, capital requirements liquidity and needs for additional financing;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements; and

●	the impact of new or existing laws, regulations and legal decisions on our business and strategy, and our ability to respond to adverse political events and unfavorable government policies, such as international trade wars and increases to import tariffs.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “us” or the “Company” refer to Virtuix Holdings Inc. References to our “management” or our “management team” refer to our officers and directors.

Item 1. Business.

Introduction

Virtuix Holdings Inc. pioneers movement in AI-generated worlds, both imaginary and real. We are the creator of “Omni,” the premier brand of omni-directional treadmills that enable users to walk and run in 360 degrees inside virtual reality (“VR”) games, digital twins, and other applications. Our technology positions us at the intersection of gaming, fitness, and enterprise VR.

Virtuix was formed under the laws of the State of Delaware on December 20, 2013. Our Class A common stock commenced trading on the Nasdaq Global Market on January 27, 2026, in connection with our direct listing. Since our founding, we have introduced three generations of products to market. Our flagship product, Omni One, represents a breakthrough in home entertainment, combining full-body movement with immersive VR gaming and fitness. We operate a vertically integrated business across product design, game development, manufacturing, and distribution, with a focus on three key markets: consumer, enterprise, and defense. We target a gross margin of 40% on our hardware products, supplemented by recurring revenues from software sales and subscriptions.

We operate through four wholly owned subsidiaries: Virtuix Inc., a Delaware corporation formed on April 15, 2013, for the purpose of developing VR hardware and software; Virtuix Manufacturing Ltd. (“VML”), a subsidiary organized in Hong Kong and formed on January 29, 2015; Virtuix Manufacturing (Zhuhai) Co., Ltd. (“VML_ZH”), a subsidiary of VML organized in China and formed on July 28, 2016; and Virtuix Manufacturing Taiwan Ltd. (“VMT”), a subsidiary organized in Taiwan and formed on January 17, 2023. We also own a 57.5% equity stake in Virtuix Arabia LLC, a subsidiary organized in the Kingdom of Saudi Arabia and formed on June 13, 2024, which has not yet begun operations.

In July 2016, the Company formed a joint venture with Hero Entertainment, a Chinese game publisher and esports operator, to develop active VR content and product bundles for the Chinese and U.S. markets. The joint venture, named Heroix VR (Shanghai) Co., Ltd. (“Heroix”), is a Sino-foreign equity joint venture company established under the laws of the People’s Republic of China and registered in Shanghai. Virtuix Manufacturing Ltd. has 49% ownership and does not have control over the joint venture; therefore, the investment is accounted for using the equity method. In October 2016, the Joint Venture began operations. To service the Chinese market most efficiently, Hero Entertainment’s management proposed in mid-2025 that Virtuix’s China subsidiary take over the China sales channel from the Joint Venture. As a result of these discussions, Hero Entertainment and Virtuix began taking steps in late 2025 to close the Joint Venture entity, and we expect the closure process to be completed in the quarter ending September 30, 2026.

Our Products

Our “Omni” line of omni-directional treadmills consists of various products that target a variety of industries:

Omni Pro, the original Omni, is our commercial-grade treadmill launched in 2016 for enterprise use in arcades, VR centers, corporations, and research institutions. We have shipped over 4,000 Omni Pro units to more than 45 countries worldwide. Following the launch of Omni One in 2024, we stopped production and sales of Omni Pro.

Omni Arena launched in 2019 as a turnkey attraction for the out-of-home entertainment industry. The attraction comprises four Omni Pro treadmills for multiplayer gaming and features weekly esports prize contests. We’ve installed 80 Omni Arena systems at entertainment centers in the United States (“U.S.”) and built a player base of over 500,000 players who signed up with an email address to play. Several players have paid to play the attraction more than 300 times each. Following our shift in research and development (“R&D”) and marketing efforts to Omni One, we stopped producing and selling new Omni Arena systems in 2025, but we continue to service existing customers and earn recurring revenues through the sale of Omni Care maintenance services, Omniverse game credits, and replacement parts. We also facilitate and earn profits on secondary sales of Omni Arena systems.

Omni One is our latest product and our most advanced treadmill yet, supporting full freedom of movement including crouching, kneeling, and jumping. It’s a compact device that is easy to assemble and disassemble, and it can be moved around using its wheels. We sell Omni One in three different versions: the complete Omni One system, Omni One Core, and Omni One Enterprise. We officially launched Omni One in September 2024, and by September 2025, we shipped the first 1,800 units to customers, resulting in revenues of over $4,000,000. In addition to hardware sales, we earn recurring revenues from the sale of Omni One games and from monthly subscriptions to Omni Online (priced at $14/month), Omni One’s service that allows customers to play online multiplayer games. During checkout, approximately 50% of Omni One customers purchase an annual subscription to Omni Online.

Virtual Terrain Walk (“VTW”) is our multi-user system for next-generation mission planning in the defense industry. VTW lets soldiers move physically in 360 degrees inside geo-specific virtual environments, without boundaries, for ground combat planning and leader rehearsals. The geo-specific virtual environments are digital twins of real-world environments, created by converting drone and other camera footage into photorealistic 3D scenes via Gaussian splatting and other AI-driven 3D reconstruction techniques. VTW is currently in development. We presented a proof-of-concept of VTW to potential customers at the I/ITSEC conference in Orlando, Florida, in December 2025. We already sold Omni One test units to the U.S. Air Force Academy, YokoWERX (the innovation cell at Yokota Air Force Base), the U.S. Military Academy at West Point, the U.S. Marine Corps, and we signed a development agreement with the U.S. Navy. We also got selected for Phase 1 SBIR Funding by the U.S. Air Force to advance the development of VTW, and we got selected to be the lead integrator on the development of a VR infantry training system by the U.S. Marine Corps Training and Education Command (TECOM). However, we expect that meaningful sales in the defense sector may not materialize until fiscal year 2027, at the earliest. Despite the long sales cycle for penetrating the defense market, we believe that VTW will retain a strong competitive moat because of our expansive omni-directional treadmill patent portfolio, our position as a U.S. company, and the inherent barriers to entry for defense applications that competitors will face, including multi-year procurement cycles and high switching costs.

Company Developments

During the fiscal year ended March 31, 2026, we focused on (i) scaling consumer shipments of Omni One; (ii) simplifying our capital structure and completing a direct listing on the Nasdaq Global Market; (iii) securing growth capital through debt and equity financing arrangements; (iv) advancing our VTW defense product toward commercialization; and (v) transitioning the legacy Omni Arena business to sustaining mode to concentrate resources on Omni One and VTW.

We continued to scale shipments of Omni One throughout the fiscal year. By September 2025, we had shipped the first 1,800 Omni One units to customers, resulting in cumulative Omni One revenues of over $4 million. Concurrently, we completed the transition of our Omni Arena business to sustaining mode, ceasing production of new systems and shifting research and development and marketing resources to Omni One. We continue to support existing Omni Arena operators and earn recurring revenues from Omni Care maintenance contracts, Omniverse Credits sales, and the sale of repair and replacement parts. At the 2025 Augmented World Expo (“AWE”), the AR/VR industry’s largest tradeshow, Omni One was awarded the 2025 Auggie Award for Best Interaction Product.

On August 6, 2025, our stockholders approved the Sixth Amended and Restated Certificate of Incorporation (the “Reclassification”), which the Company filed with the Secretary of State of the State of Delaware on August 7, 2025.  Pursuant to this certificate, all outstanding shares of the Company’s capital stock, including all series of preferred stock and any previously outstanding common stock, were reclassified and converted on a one-for-one basis into shares of Class A common stock.  On January 22, 2026, our Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission, and trading of our Class A common stock on the Nasdaq Global Market commenced on January 27, 2026 (the “Direct Listing”).

We deployed multiple financing instruments to fund operations and growth during the fiscal year. On August 25, 2025, we entered into a Securities Purchase Agreement with Streeterville Capital, LLC (“Streeterville”), issuing a secured note in the principal amount of $2,220,000 (with $2,000,000 in gross proceeds at closing). On October 30, 2025, we entered into a second Securities Purchase Agreement with Streeterville, resulting in an additional $500,000 in gross proceeds. On December 19, 2025, we entered into a third Securities Purchase Agreement with Streeterville, resulting in an additional $500,000 in gross proceeds. In connection with the Direct Listing, Streeterville funded an initial advance of $8,000,000 (net of original issue discount) under an Equity Purchase Agreement, with subsequent advances subject to conditions including minimum market capitalization, trading volume, and compliance with Nasdaq listing standards. Each advance includes an 8% original issue discount and bears interest at 6% per annum. Separately, in January and February 2026, warrants for 128,645 shares were exercised at $2.332 per share, yielding approximately $300,000 of proceeds, and warrants for 206,316 shares were exercised on a cashless basis, resulting in the issuance of 178,739 shares.

We made significant progress advancing VTW toward commercialization in the defense sector. In December 2025, we presented a proof-of-concept of VTW at the I/ITSEC conference in Orlando, Florida, the defense simulation industry’s premier event. During the fiscal year, we sold Omni One test units to the U.S. Air Force Academy, YokoWERX (the innovation cell at Yokota Air Force Base), the U.S. Military Academy at West Point, and the U.S. Marine Corps, and we signed a development agreement with the U.S. Navy. We also got selected for Phase 1 SBIR Funding by the U.S. Air Force to advance the development of VTW, and we got selected to be the lead integrator on the development of a VR infantry training system by the U.S. Marine Corps Training and Education Command (TECOM).

Business Strategy

Our business integrates (i) a consumer and enterprise VR hardware platform anchored by our flagship Omni One product with (ii) a defense-oriented simulation system, Virtual Terrain Walk (“VTW”), targeting next-generation immersive mission planning. We seek to scale Omni One sales in the U.S. consumer market, expand internationally, build recurring software and subscription revenues, and gain adoption of VTW in the defense sector. We target a gross margin of approximately 40% on our hardware products and supplement hardware revenues with recurring income from Omni Online subscriptions, game sales, and Omni Care maintenance contracts. We prioritize a vertically integrated operating model spanning product design, game development, manufacturing, and distribution, and we evaluate opportunities in adjacent markets, including defense simulation and international expansion, consistent with disciplined capital allocation.

The principal components of our strategy are:

Scale Omni One

We sell Omni One in several configurations: (i) the complete system, (ii) Omni One for Quest, (iii) Omni One Core, and (iv) Omni One Enterprise, and drive consumer adoption through digital advertising, influencer partnerships, live demos, and tradeshows. We sell directly through our website and authorized retail partners, with third-party financing available. We initially sold Omni One to consumers in the United States only and have recently expanded sales to Europe and Canada. Omni One Enterprise units are sold directly by Virtuix in the U.S. and through distributors internationally.

Build Recurring Revenue

In addition to hardware sales, we earn recurring revenues from Omni Online subscriptions ($14/month or $140/year), game sales, and Omni Care maintenance contracts. During checkout, approximately 50% of Omni One customers purchase an annual Omni Online subscription.

Penetrate the Defense Market

VTW is our multi-user system that allows soldiers to move physically in 360 degrees inside geo-specific digital twins of real-world environments for ground combat planning and leader rehearsals. VTW is currently in development, and we expect that meaningful sales may not materialize until fiscal year 2027, at the earliest.

Advance Product Development

Further development efforts will focus on expanding Omni One’s game library and PC connectivity, and developing applications leveraging Gaussian splatting and other AI-driven 3D reconstruction technologies.

Our path to profitability relies on scaling Omni One sales at an acceptable customer acquisition cost and on gaining adoption of VTW in the defense sector. Although we believe that our plans are realistic, there is no guarantee that we will be able to scale Omni One sales sufficiently or find product-market fit in the defense sector to achieve profitability.

Competition

Our main direct competitors offering omni-directional treadmill systems are KAT VR, Infinadeck, and Cyberith. KAT VR offers consumer and commercial treadmill products featuring a low-friction concave base and harness support structure, similar to designs that we believe are protected by our robust patent portfolio, with pricing starting in the $1,000 to $2,000 range. KAT VR’s products are sold as peripherals rather than complete systems. Infinadeck produces a fully motorized treadmill using an X/Y belt system aimed at professional simulation use-cases, with pricing starting in the $50,000 to $60,000 range, limiting its accessibility for mainstream consumers and enterprise customers. Cyberith offers a low-friction flat platform with an optional tilting base, focused on commercial customers in research, enterprise, and defense, with pricing starting in the $8,000 to $10,000 range.

Beyond these direct competitors, we compete more broadly with other recreational and entertainment activities for consumer attention and discretionary spending. The worldwide VR market is increasingly competitive, and some of our competitors have substantially greater financial and other resources, larger research and development staff, and more experience in developing, marketing, and distributing products. New competing products and services could be introduced at any time that could result in reduced profit margins and loss of market share.

We believe Omni One stands out from competitors by offering a fully integrated, consumer-ready VR treadmill system that combines what we believe to be superior quality and design, ease of use, portability, and affordability, backed by a proven track record of over $20 million in cumulative product sales, a robust intellectual property portfolio of 25 issued patents and 14 registered trademarks, native game integration through our proprietary software ecosystem, U.S.-based customer support, and early mover advantage in the defense sector through VTW. We believe we offer the only omni-directional treadmill solution currently positioned for scalable consumer and enterprise adoption. However, there can be no assurance that our competitive strengths will be sufficient to maintain our market position. See “Risk Factors” for a discussion of the competitive risks facing our business.

Employees

As of March 31, 2026, we had 39 full-time employees, 14 of whom are based in the United States, with the remainder based in Asia. We also employ three full-time contractors, two based in the U.S. and one based in the United Kingdom, and four part-time contractors based in the U.S. Our management team and advisory board include professionals from notable organizations including Flex, Corsair, and the U.S. Army. They bring to the Company strong expertise in the gaming, defense, and manufacturing fields, including experience scaling hardware businesses to multimillion-dollar operations. None of our employees are represented by a labor union or are party to a collective bargaining agreement.

Periodic Reporting and Financial Information

We have registered our Class A common stock under Section 12(b) of the Exchange Act in connection with its listing on the Nasdaq Global Market. We are subject to the reporting requirements of the Exchange Act, including the requirements to file annual, quarterly and current reports with the SEC.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of our initial registration statement under the Securities Act, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report. For additional risks relating to our operations, carefully consider the factors discussed in ‘Risk Factors’ in our Prospectus dated January 26, 2026, which could materially affect our business, financial condition or future results. There have been no material changes during the fiscal year ended March 31, 2026 to the risk factors that were included in the Prospectus.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we redesign, implement, and maintain reasonable safeguards to minimize identified risks; address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Executive Officer and Chief Financial Officer who manage the risk assessment and mitigation process.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity incidents that have materially impaired our operations or financial standing.

Governance

Our Board addresses the Company’s cybersecurity risk management as part of its general oversight function. We maintain a cybersecurity risk management program designed to identify, assess, and manage material risks from cybersecurity threats to our information systems and the digital assets and data we handle. Our program includes periodic risk assessments, control implementation, testing, and incident response processes, and it is integrated with our broader enterprise risk management framework.

Assessment and Mitigation.

We conduct periodic and event-driven risk assessments to identify reasonably foreseeable internal and external cybersecurity risks. Following these assessments, we implement and maintain safeguards designed to minimize identified risks and remediate gaps, including multi-factor authentication, privileged access management, network segmentation, endpoint protection, vulnerability scanning, and patch management.

Third-party Risk Management

We assess relevant providers’ security controls during onboarding and periodically thereafter, including certifications, audit reports, incident history, and contractual commitments to notify us of security incidents that may affect our company. We incorporate cybersecurity requirements into applicable contracts.

Governance

Our Board oversees cybersecurity risk as part of its overall risk oversight. Our Chief Executive Officer and Chief Financial Officer are responsible for implementing our cybersecurity risk management program and for coordinating incident response. Management reviews significant cybersecurity assessments and reports, allocates budgets, and approves security priorities.

Incidents

To date, we have not experienced cybersecurity incidents that have materially affected our business strategy, results of operations, or financial condition. We maintain processes to timely escalate incidents to management where appropriate, and to evaluate whether any incident is material. If we determine that a cybersecurity incident is material, we will make required disclosures consistent with applicable SEC rules.

Item 2. Properties.

Our corporate headquarters is located at 11500 Metric Blvd, Suite 430, Austin, Texas 78758, where we lease approximately 8,160 square feet of office and warehouse space under an operating lease that expires on November 30, 2029. Monthly base rent under this lease is currently $14,960, escalating annually up to $18,204.

Our China subsidiary, Virtuix Manufacturing (Zhuhai) Co., Ltd., leases office, warehouse, and storage space at 8 Pingdong 2nd Road, Nanping Science Park, Zhuhai, Guangdong, China 519060, under an operating lease that expires on December 31, 2026. Monthly base rent under this lease is currently $11,972. We also maintain a month-to-month apartment lease in China.

Our Hong Kong subsidiary, Virtuix Manufacturing Limited, leases office space at Unit 19, 12/F, Fortune Commercial Building, 362 Sha Tsui Road, Tsuen Wan, New Territories, Hong Kong, under leases expiring in June and July 2027.

The registered office of Virtuix Manufacturing Taiwan Ltd., our Taiwan subsidiary, is located at 6F, No. 81, Sec. 3, Cheng-Gong Road, Neihu District, Taipei, Taiwan 114.

We do not own any real property. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or substitute space will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

As of March 31, 2026, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such that, if determined adversely to us, would in our estimation, have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is listed on the Nasdaq Global Market (“Nasdaq”), under the symbol “VTIX.”

Holders

As of March 31, 2026, there were approximately 10,713 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Class A common stock is held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid dividends on our Class A common stock. We currently intend to retain all available funds and any future earnings to fund the development, commercialization and growth of our business, and therefore we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors. Any such determination will also depend upon our business prospects, operating results, financial condition, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our future ability to pay dividends on our common stock may also be limited by the terms of any future debt securities or credit facility.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Securities

During the fiscal year ended March 31, 2026, we issued the following unregistered securities. Unless otherwise indicated, the securities were issued in private transactions to accredited investors for cash consideration, no general solicitation was used, and the offerings were made in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

Regulation Crowdfunding Offerings

Between April 2025 and August 2025, in connection with our Regulation Crowdfunding offering, we issued an aggregate of 367,434 shares of our Series B Preferred Stock, for net proceeds of $1,832,362 (net of investor and issuer fees), in reliance on Section 4(a)(6) of the Securities Act. Following our corporate reclassification, each such share of Series B Preferred Stock converted into one share of our Class A common stock, and any instruments then outstanding that were convertible or exercisable for shares of Series B Preferred Stock became convertible or exercisable for shares of Class A common stock.

Private Placements

Between September 2024 and July 2025, we issued an aggregate 431,071 shares of Series B Preferred Stock and warrants to purchase up to 313,153 shares of common stock at an exercise price of $0.01 to investors, including 94,604 shares of Series B Preferred Stock and warrants to purchase up to 94,604 shares of common stock pursuant to the conversion of $517,500 in principal amount of the Promissory Notes, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act, and Regulation D, Rule 506(b) promulgated thereunder for total proceeds of $2,047,490.

In May 2025, we issued unsecured promissory notes to Jan Goetgeluk and Mieke Criel in principal amounts of $50,000 and $167,678, respectively, in a private placement exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D. These notes were repaid in full on September 15, 2025; no amounts remain outstanding.

In October and November 2025, we issued unsecured promissory notes (the Second 2025 Notes) for total cash proceeds of $1,500,000. The notes bore principal equal to 110% of each investor’s cash investment, accrued simple interest at 6% per annum, and matured on March 31, 2026. From January through March 2026, certain holders converted outstanding indebtedness into an aggregate of 109,183 shares of Class A common stock at a conversion price of $7.44 per share (85% of the $8.75 Nasdaq listing price). On March 30, 2026, we repaid in full the remaining outstanding principal and accrued interest under the Second 2025 Notes for an aggregate cash payment of $874,443. These transactions were exempt from registration pursuant to Section 4(a)(2) and/or Regulation D.

Streeterville Convertible Notes and Related Warrants

On August 25, 2025, we entered into a securities purchase agreement with Streeterville Capital, LLC (Streeterville) and issued (i) a secured convertible promissory note in the principal amount of $2,220,000 (the First Note), bearing interest at 6% per annum and secured by substantially all of our assets, and (ii) a warrant to purchase a number of shares of Class A common stock equal to $4,000,000 divided by the reference price established in connection with our direct listing. The First Note is convertible at 85% of the reference price. We paid no underwriting discounts or commissions; the First Note included an original issue discount, and we paid certain expenses. Pursuant to our placement agent agreement with Maxim Partners LLC (Maxim), we paid a cash success fee equal to 7.0% of the gross proceeds and reimbursed expenses. The issuance was exempt under Section 4(a)(2) and/or Regulation D.

On October 30, 2025, we issued to Streeterville (i) a secured convertible promissory note in the principal amount of $560,000 (the Second Note), and (ii) a warrant to purchase a number of shares of Class A common stock equal to $1,000,000 divided by the direct-listing reference price, on terms substantially similar to the First Note.

On December 19, 2025, we issued to Streeterville (i) a secured convertible promissory note in the principal amount of $560,000 (the Third Note), including a $50,000 original issue discount and $10,000 of closing costs (gross proceeds received at closing of $500,000), and (ii) a warrant to purchase a number of shares of Class A common stock equal to $1,000,000 divided by the direct-listing reference price. Each of the Second Note and Third Note is convertible at 85% of the reference price. We paid no underwriting discounts or commissions; each note included an original issue discount and we paid certain expenses. Pursuant to our placement agent agreement with Maxim, we paid a 7.0% cash success fee and reimbursed expenses. These issuances were exempt under Section 4(a)(2) and/or Regulation D.

Equity Financing Facilities and Warrant Exercises

On August 25, 2025, we entered into a separate Securities Purchase Agreement with Streeterville (the Equity Purchase Agreement), under which Streeterville committed to purchase, in one or more pre-paid advances over a 24-month period, up to an aggregate of $50,000,000 of our Class A common stock. At the closing of our direct listing on January 27, 2026, we issued to Streeterville a pre-paid advance in the original principal amount of $8,640,000 (net proceeds $8,000,000 after an 8% original issue discount). The advances accrue interest at 6% per annum and are, at Streeterville’s discretion, convertible into shares of our Class A common stock as described in the Equity Purchase Agreement. We also issued Streeterville a common stock purchase warrant (the “Equity Financing Warrant”) to purchase a number of shares of Class A common stock equal to $16,000,000 divided by $8.75, exercisable at $8.75 per share and expiring six months after the closing of our direct listing. We paid no underwriting discounts or commissions in connection with the Equity Purchase Agreement; the advance included an original issue discount. Pursuant to our placement agent agreement with Maxim, we are obligated to pay a cash success fee equal to 7.0% of gross proceeds received (and 7.0% of any warrant exercise proceeds) and to reimburse expenses. These issuances were exempt under Section 4(a)(2) and/or Regulation D.

On January 28, 2026, Streeterville exercised a portion of the Debt Financing Warrant to purchase 57,500 shares of Class A common stock at $8.75 per share, for aggregate proceeds of $503,125. On January 29, 2026, we issued 200,000 shares of Class A common stock to Streeterville at $8.75 per share for aggregate proceeds of $1,750,000.

During February and March 2026, we issued an aggregate of 834,642 shares of Class A common stock to Streeterville at $6.00 per share for aggregate proceeds of $5,007,852. On February 9, 2026, and March 11, 2026, we amended certain Streeterville warrants to provide for a temporary $6.00 exercise price during specified periods; no general solicitation was used in connection with the amendments or exercises.

On September 1, 2025, we issued 115,169 shares of Class A common stock to Maxim and on February 10, 2026, we issued 171,807 shares Class A common stock to Maxim. Both issuances were part of Maxim’s compensation as an advisor, in a private transaction exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D.

On November 6, 2025, we issued 22,857 shares of Class A common stock to MZHCI, LLC as compensation under an investor-relations consulting agreement, in a private transaction exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D.

In January 2026, we agreed to issue an aggregate of 59,000 shares of Class A common stock to FMW Media Works LLC (“New To The Street”) in connection with a 12-month marketing and media services engagement, with 15,000 shares to be issued upon execution and 4,000 shares to be issued monthly thereafter. During the Reporting Period, we issued 15,000 shares on February 9, 2026 and 4,000 shares on March 6, 2026. These shares are “restricted securities” issued in reliance on Section 4(a)(2) and/or Regulation D.

On March 31, 2026, we entered into an exchange agreement with Streeterville (the “Exchange Agreement”) pursuant to which Streeterville acquired from prior investors our outstanding 2024 Notes and exchanged them for a new promissory note in the original principal amount of $2,681,718 (the “Exchange Note”). The Exchange Note bears interest at 6% per annum, compounded daily, and matures on July 1, 2027. The issuance of the Exchange Note was exempt from registration pursuant to Section 3(a)(9) of the Securities Act as an exchange with existing security holders with no commission or other remuneration paid for soliciting the exchange.

Use of Proceeds from Registered Offerings

We did not sell securities pursuant to a Securities Act registration statement that first became effective during the fiscal year ended March 31, 2026, and that would require “use of proceeds” disclosure under Rule 463 and Item 701(f) of Regulation S-K.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2026, we did not repurchase any shares of our Class A common stock or Class B common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto included in this Report under “Item 8. Financial Statements and Supplementary Data”.

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

We derive revenue through a combination of hardware sales and recurring software and service income. These include:

●	Omni One hardware sales, with pricing ranging from $2,495 to $2,995.

●	Omni Online subscription service ($14/month or $140/year), offering multiplayer access, esports leaderboards, and free games.

●	Game sales via Omni One’s proprietary game store.

●	Enterprise solutions, including Omni One Enterprise and Omni Arena systems.

●	Accessory and replacement parts sales for Omni One and Omni Arena systems.

●	Omni Care maintenance subscriptions for Omni Arena.

●	Omniverse Credits for Omni Pro and Omni Arena gameplay (per-minute usage fees).

We target a gross margin of up to 40% on hardware sales of Omni One, Omni One for Quest, Omni One Core, and second-hand Omni Arena systems, and 70% gross margin on Omni One Enterprise hardware sales. Recurring revenue from Omni Online, game sales, Omni Care, and Omniverse Credits provide high-margin, predictable cash flows that recur after initial hardware sales.

Since inception, we have operated at a loss, with revenues of $4,252,643 and $3,590,438 for the years ended March 31, 2026 and 2025, respectively. Our net losses were $(16,799,253) and $(14,648,792) for the years ended March 31, 2026 and 2025, respectively. We anticipate continued operating losses as we pursue market penetration and revenue growth in 2027.

Key milestones for achieving sustainable profitability include:

●	Scaling Omni One consumer sales through increased marketing and increased adoption as part of the Made for Meta program.

●	Supplementing potentially high-volume Omni One consumer sales with potentially high-value defense contracts. We believe a “dual-use” strategy of building consumer sales plus defense contracts can position us for achieving revenue growth and sustainable profitability.

VTW is still in development. We presented a proof-of-concept of VTW to potential customers at the I/ITSEC conference in Orlando, Florida, in December 2025, and we already sold Omni One test units to the U.S. Air Force Academy, YokoWERX (the innovation cell at Yokota Air Force Base), and the U.S. Military Academy at West Point. We also got selected for Phase 1 SBIR Funding by the U.S. Air Force to advance the development of VTW, and we got selected to be the lead integrator on the development of a VR infantry training system by the U.S. Marine Corps Training and Education Command (TECOM). However, we expect that meaningful sales in the defense sector may not materialize until fiscal year 2027 at the earliest. Despite the long sales cycle for penetrating the defense market, we believe that VTW will retain a strong competitive moat because of our expansive omni-directional treadmill patent portfolio, our position as a U.S. company, and the inherent barriers to entry for defense applications that competitors will face, including multi-year procurement cycles and high switching costs. To sell VTW, we will need to comply with certain requirements and regulations to qualify for government contracts or awards, depending on the type of contract or award, including but not limited to compliance with the FAR and DFARS, Export Administration Regulations, cybersecurity regulations, and requirements and restrictions related to the secure sourcing of components, including the Buy American Act and Berry Amendment. For additional information, see “Risk Factors — Our business with governmental entities will be subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto” of our Prospectus dated January 26, 2026. The development of VTW is part of our already ongoing R&D efforts and expenditures, and we do not foresee a meaningful increase in operational costs resulting from VTW.

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

Factors Affecting our Business and Results of Operations

This section includes a summary of our historical results of operations, including detailed comparisons of our results for the years ended March 31, 2026 and 2025. We have derived the data from our financial statements included elsewhere in this Report.

Results of Operations

Fiscal Year 2026 Compared to Fiscal Year 2025

Net Revenues

Net sales for the year ended March 31, 2026, were $4,252,643, an 18% increase from sales of $3,590,438 for the year ended March 31, 2025. This increase is primarily attributable to new sales of Omni One, including resulting from a strong 2025 holiday season, whereas sales in the prior year primarily stem from fulfillment of legacy Omni One preorders that were placed during our preorder period that ended in September 2024. In the year ended March 31, 2026, net revenues of $405,656 were attributable to the fulfillment of outstanding Omni One preorders, with $264,990 of those net preorder revenues resulting from sales to investors who used an investor discount. In the year ended March 31, 2025, net revenues of $2,104,446 were attributable to the fulfillment of Omni One preorders placed prior to fiscal year 2025, with $1,391,201 of those net preorder revenues resulting from sales to investors who used an investor discount.

The following table summarizes our revenue by product line:

	Year Ended March 31, 2026	Year Ended March 31, 2025
SALES
Omni Pro units and accessories, net of discounts	$162,592	$60,041
Omniverse Credits	137,143	214,257
Omni Care program	175,333	130,990
Omni Arena	653,491	429,927
Omni One, net of discounts	2,732,009	2,755,223
Resale activity	392,075
TOTAL NET SALES	$4,252,643	$3,590,438

Cost of Goods Sold

Cost of goods sold primarily consists of material costs and shipping costs of Omni One and Omni Arena.

Cost of goods sold in the year ended March 31, 2026 was $3,206,021, a decrease of $611,794 from cost of goods sold of $3,817,815 in the year ended March 31, 2025. The decrease was primarily attributable to lower per-unit overhead costs recognized in the 2026 period compared to the 2025 period. Since shipments of Omni One only started ramping up in late 2024, manufacturing overhead incurred during the production ramp-up period in 2024 was absorbed into units shipped during the year ended March 31, 2025, resulting in a higher per-unit manufacturing cost. In contrast, manufacturing and shipment activity during the year ended March 31, 2026 period was consistently higher, resulting in lower manufacturing overhead applied per unit.

Gross profit in the year ended March 31, 2026 increased by $1,273,999 compared to gross loss in the year ended March 31, 2025, and gross margin as a percentage of revenues increased from -6% in the year ended March 31, 2025 to 25% in the year ended March 31, 2026. This increase in gross margin was the result of an increase in the selling price of the complete Omni One system from $2,595 to $3,495 plus shipping, effective since November 2024, a reduction in the per-unit manufacturing overhead cost, and the completion of the delivery of nearly all discounted units to equity crowdfunding investors. In the year ended March 31, 2026, net revenues of $1,352,982 resulted from the delivery of discounted units, and the aggregate value of all discounts totaled $256,491 for the same period.

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

	Year Ended March 31, 2026	Year Ended March 31, 2025
Selling Expenses	$2,579,748	$1,645,147
General & Administrative	7,940,232	10,129,112
Research & Development	845,994	2,185,133
Total Operating Expenses	$11,365,974	$13,959,392

Total operating expenses decreased to $11,365,974 in the year ended March 31, 2026 from $13,959,392 in the year ended March 31, 2025.

●	Selling Expenses: For the year ended March 31, 2026 compared to the same period in 2025, Selling Expenses increased to $2,579,748 from $1,645,147, with the increase in the 2026 period largely driven by the significant digital ad spend for our Regulation Crowdfunding (“Reg CF”) investment campaign with StartEngine that ended around the end of June 2025, as well as increased ad spend for Omni One during the 2025 holiday season.

●	General and Administrative Expenses: For the year ended March 31, 2026 compared to the same period in 2025, General and Administrative Expenses decreased to $7,940,232 from $10,129,112, primarily because the expenses in the year ended March 31, 2025 included a one-time non-cash stock-based compensation expense of approximately $4.7 million for the issuance of an incentive stock award to an advisor and Board member. Additionally, during the year ended March 31, 2026, the Company experienced a decrease in salary expenditures and an increase in legal and professional fees, primarily attributable to costs associated with the Nasdaq uplisting process.

●	Research and Development: For the year ended March 31, 2026 compared to the same period in 2025, Research and Development expenses decreased to $845,994 from $2,185,133. This drop was due to a decrease in R&D spend and staffing following the completion of Omni One.

Other Expense

For the year ended March 31, 2026, Other Expense totaled $6,354,643, primarily driven by $2,694,722 of non-cash financing expenses recognized in connection with amendments to certain outstanding warrants, together with $2,821,899 of non-cash amortization of debt discounts associated with warrants issued in connection with debt financings and original issue discounts. For the year ended March 31, 2025, Other Expense totaled $368,120, primarily comprised of interest expense on debt.

Net Loss

As a result of the foregoing, net loss for the year ended March 31, 2026 was $(16,799,253) compared to $(14,648,792) for the year ended March 31, 2025, representing an increase in net loss of $2,150,461. The net loss for the year ended March 31, 2025 included a one-time non-cash stock-based compensation expense of approximately $4.7 million, and total non-cash stock compensation of $5.9 million, compared to non-cash stock-based employee compensation expense of approximately $441,000 for the year ended March 31, 2026. However, the net loss for the year ended March 31, 2026 included approximately $5.5 million of non-cash discount amortization and financing expenses associated with the Company’s debt and warrant financing activities, compared to no similar expenses during the year ended March 31, 2025.

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

Adjusted EBITDA

	For the Year Ended March 31,
	2026	2025
	(Unaudited)
Reconciliation of GAAP net loss to Adjusted EBITDA
NET LOSS	$(16,799,253)	$(14,648,792)
Plus:
Taxes	125,258	78,955
Interest expense(1)	3,543,037	369,420
Depreciation and amortization	625,987	482,389
EBITDA	$(12,504,971)	$(13,718,028)
Plus:
Stock-based compensation(2)	1,676,960	5,860,695
Financing Expense(3)	2,694,722	-
Loss on extinguishment of debt	122,864	-
ADJUSTED EBITDA	$(8,010,425)	$(7,857,333)

1.	Interest expense for the year ended March 31, 2026 includes $2,821,899 of non-cash amortization of debt discount related to secured promissory notes issued to Streeterville Capital, LLC (see Note 9 – Notes Payable to the Consolidated Financial Statements). The debt discount results from the issuance of warrants as well as original issue discount and related closing costs, which are being amortized to interest expense over the term of the notes.

2.	Stock-based compensation expense for the year ended March 31, 2026 consisted of $1,235,009 related to equity awards granted to vendors and service providers and $441,951 related to equity awards granted to employees, officers, and directors. Stock-based compensation expense for the year ended March 31, 2025 consisted entirely of employee, officer, and director awards, including a one-time non-cash charge of approximately $4.7 million.

3	Financing expense represents a one-time non-cash charge recognized in connection with amendments to certain outstanding warrants during the year ended March 31, 2026.

Adjusted EBITDA is a non-GAAP financial measure that we use to evaluate our operating performance. Adjusted EBITDA represents net income (loss), adjusted to exclude: (i) provision for (benefit from) income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) non-recurring financing expense, and (vi) loss on extinguishment of debt.

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

As of March 31, 2026 and March 31, 2025, the Company had cash on hand of $9,471,288 and $477,908, respectively. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equity securities. As of March 31, 2026, the Company had a total stockholders’ equity of $3,048,103, and a stockholders’ deficit of $(794,035) as of March 31, 2025. The Company has incurred recurring losses from operations, and as of March 31, 2026 and March 31, 2025, had an accumulated deficit of $(79,291,843) and $(62,492,590), respectively.

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operation and growth. As discussed in the Subsequent Events section of the Notes to the Consolidated Financial Statements, the Company has successfully executed sources of funding and debt conversions from April 2026 through June 2026. Streeterville has exercised 230,000 warrants during this period, resulting in proceeds to the Company of $1,380,000. Streeterville has also made partial redemptions in connection with the Exchange Agreement, resulting in principal debt reduction of $284,500. Additionally, we entered into an agreement with Streeterville in which the three outstanding secured convertible promissory notes converted fully into a second Pre-Paid Purchase, removing the upcoming maturity dates of the notes and terminating the secured notes’ lien on our assets.

During the twelve months ended March 31, 2025, the Company raised the following proceeds from financing activities:

●	$3,598,805 through issuances of SAFE notes to accredited investors under Regulation D of the Securities Act.

●	$2,999,051 through issuances of Series B preferred stock pursuant to a Reg CF campaign with StartEngine, an online equity crowdfunding platform, and to accredited investors under Regulation D of the Securities Act.

●	$2,485,000 through issuances of unsecured promissory notes to accredited investors. Subsequently, outstanding notes with a principal amount of $117,500 were converted to Series B preferred stock during the fiscal year ended March 31, 2025, and outstanding notes with a principal amount of $400,000 were converted to Series B preferred stock during the fiscal year ended March 31, 2026.

During the twelve months ended March 31, 2026, the Company raised the following additional proceeds from financing activities:

●	$1,832,362 (net of investor and issuer fees) through issuances of Series B preferred stock pursuant to a Reg CF campaign with StartEngine, an online equity crowdfunding platform.

●	$112,990 through issuances of Series B preferred stock to accredited investors under Regulation D of the Securities Act.

●	$217,678 through issuances of unsecured promissory notes to two related parties, which was subsequently paid back in the same period. For additional information, see “Certain Relationships and Related-Party Transactions — Related-Party Promissory Notes.”

●	$2,000,000 through the First Note Purchase Agreement with Streeterville, pursuant to which Virtuix issued the First Note in the principal amount of $2,220,000.

●	$500,000 through the Second Note Purchase Agreement with Streeterville, pursuant to which Virtuix issued the Second Note in the principal amount of $560,000.

●	$500,000 through the Third Note Purchase Agreement with Streeterville, pursuant to which Virtuix issued the Third Note in the principal amount of $560,000.

●	$1,500,000 through issuances of subordinated promissory notes (the “Second 2025 Notes”), pursuant to which Virtuix issued notes totaling $1,650,000.

●	$8,000,000 through the initial advance of the PPP Agreement with Streeterville, which, per the August 25, 2025 Securities Purchase Agreement, was funded at the closing of the Company’s direct listing on January 27, 2026.

●	$24,978 through exercise of stock options by a certain holder, pursuant to which Virtuix issued 10,720 shares of Class A common stock.

●	$7,564,115 through the exercise of warrants, pursuant to which Virtuix issued 1,703,035 shares of Class A common stock.

As an additional inducement for certain investors to participate in our Series B preferred stock financing, we issued warrants to purchase shares of our common stock. At the time of issuance, these warrants were exercisable for an aggregate of 313,153 shares of common stock of Virtuix at an exercise price of $0.01 per share. As of March 31, 2026, all 313,153 common stock warrants had been exercised.

In association with various agreements to obtain financing with Western Technology Investment between September 2014 and April 2022, the Company has granted warrants to Western Technology Investment to purchase stock in Virtuix. These warrants were exercisable for an aggregate of 334,961 shares of common stock of Virtuix, of which 156,250 at an exercise price of $.80 per share, 128,646 at an exercise price of $2.332 per share, and 50,066 at an exercise price of $2.996 per share. As of March 31, 2026, all 334,961 common stock warrants had been exercised.

On August 25, 2025, we entered into a Securities Purchase Agreement with Streeterville, pursuant to which Virtuix issued the First Note in the principal amount of $2,220,000. The First Note includes an original issue discount of $200,000 and additional closing costs of $20,000. The First Note bears interest at a rate of 6% per annum, is secured by all assets of the Company, and matures nine months from the funding date. The Company received $2,000,000 in gross proceeds at closing. In addition, Streeterville received a common stock purchase warrant (the “Debt Financing Warrant”) to purchase up to a number of shares of our Class A common stock equal to $4,000,000 divided by the reference price established in connection with our direct listing, exercisable at the reference price and expiring six months after the closing of the direct listing. On October 30, 2025, we entered into a Securities Purchase Agreement with Streeterville, pursuant to which we issued (i) the Second Note in the principal amount of $560,000, bearing interest at 6% per annum and secured by substantially all of our assets and (ii) a common stock purchase warrant to purchase a number of shares of our Class A common stock equal to $1,000,000 divided by the reference price established in connection with our direct listing. The Second Note includes an original issue discount of $50,000 and additional closing costs of $10,000. The Company received $500,000 in gross proceeds at closing of the Second Note. On December 19, 2025, we entered into a Securities Purchase Agreement with Streeterville, pursuant to which we issued (i) the Third Note in the principal amount of $560,000, bearing interest at 6% per annum and secured by substantially all of our assets and (ii) a common stock purchase warrant to purchase a number of shares of our Class A common stock equal to $1,000,000 divided by the reference price established in connection with our direct listing. The Third Note includes an original issue discount of $50,000 and additional closing costs of $10,000. The Company received $500,000 in gross proceeds at closing of the Third Note.

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

On August 25, 2025, we entered into the Equity Purchase Agreement with Streeterville, pursuant to which Streeterville committed to purchase up to $50,000,000 of Class A common stock through one or more prepaid advances over a 24-month period. The initial advance of $8,000,000 (net of original issue discount) was funded at the closing of our direct listing, with subsequent advances subject to certain conditions, including minimum market capitalization, trading volume, and compliance with Nasdaq listing standards. Each advance includes an 8% original issue discount and bears interest at 6% per annum. Streeterville also received the Equity Financing Warrant. The conversion price for the advances is set at 120% of the reference price, with, subject to certain triggers, an alternate conversion price based on 90% of the lowest volume-weighted average price during the ten trading days prior to conversion, subject to a $2.00 price floor. The Equity Purchase Agreement includes customary events of default, selling and ownership limitations, Company covenants, and a prepayment option for the Company. The shares underlying the advances will be registered for resale following our direct listing. The shares underlying the warrants will be registered for resale in connection with our direct listing.

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

In October and November 2025, we issued unsecured promissory notes (the “Second 2025 Notes”) to investors in a transaction exempt from registration under Section 4(a)(2) of the Securities Act, and Rule 506(b) promulgated under Regulation D for total proceeds of $1,500,000. The Second 2025 Notes bear principal equal to 110% of each investor’s cash investment, accrue simple interest at 6.0% per annum, and mature on March 31, 2026 (as extended by the Company, in its sole discretion, from December 31, 2025). At or before maturity, the Company may repay the full outstanding principal and interest in cash or convert that amount into Common Stock at a price equal to 85% of the Nasdaq valuation price of $8.75; beginning on the date of our direct listing and continuing until full repayment, the noteholder may likewise elect to convert outstanding indebtedness at the same conversion price. During January and March 2026, holders of certain 2025 Notes converted an aggregate of $797,500 in outstanding principal, $14,588 in accrued unpaid interest, and $25,000 of unamortized debt discount into an aggregate of 109,183 shares of the Company’s Class A common stock pursuant to the terms of the applicable notes. Upon conversion, the corresponding debt obligations were extinguished and reclassified to stockholders’ equity. No gain or loss was recognized in connection with the conversions. During the fiscal year ended March 31, 2026, the Company also repaid an aggregate of $852,500 in outstanding principal and $21,943 in accrued unpaid interest to holders of certain 2025 Notes. As of March 31, 2026, the notes had no remaining balance.

As of March 31, 2026, our obligations include the Exchange Note issued to Streeterville Capital, LLC, with a principal amount of $2,681,718 maturing in July 2027, an EIDL loan with a carrying amount of approximately $24,500 maturing in August 2050, secured promissory notes issued to Streeterville Capital, LLC, convertible into shares of our Class A common stock, with an outstanding principal balance of $3,340,000 and accrued interest of approximately $103,533, a PPP advance with Streeterville Capital, LLC, with an original principal balance of $8,640,000, accrued interest of $92,160, and no stated maturity date, operating lease obligations totaling approximately $779,514, and outstanding gift card liabilities of approximately $446,000.

We anticipate incurring additional losses for the foreseeable future, and we may never become profitable. Furthermore, while we have decreased our operating expenses by reducing our personnel following the launch of Omni One, we nevertheless expect expenses to increase in connection with scaling sales, marketing, and production of Omni One, and in connection with being a public company. As of the date of this filing, following proceeds of $1,380,000 from Streeterville warrant exercises, we estimate we will have the resources to conduct our planned operations for at least 9 months. To continue as a going concern and execute our operating plan for the next 12 months, we estimate we will require additional funding of approximately $2,500,000.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the fiscal years ended March 31, 2026 and March 31, 2025:

	Year Ended March 31, 2026	Year Ended March 31, 2025
Net cash used in operating activities	$(9,504,380)	$(7,890,252)
Net cash used by investing activities	$(97,045)	$(467,189)
Net cash provided by financing activities	$18,594,805	$8,565,320

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

On February 20, 2026, the U.S. Supreme Court ruled against the tariffs the Trump administration had imposed under the International Emergency Economic Powers Act (IEEPA). In response, the Trump administration signaled its intention to seek alternative mechanisms for imposing tariffs. Although these developments may reduce the likelihood of tariffs being imposed under emergency authorities such as IEEPA, the Trump administration has signaled its intent to pursue alternative statutory mechanisms to impose or increase tariffs, and other tariffs (including those imposed under Sections 301 and 232) remain in effect. As a result, while these developments may exert some downward pressure on certain tariff rates, tariffs remain elevated relative to historical levels and continue to present material uncertainty and risk.

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

We will remain an emerging growth company for up to five years, or until the earliest of: (i) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iii) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

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

The Company has not generated profits since inception and has incurred net losses of $16,799,253 and $14,648,792 for the years ended March 31, 2026 and 2025, respectively, and has accumulated deficits of $79,291,843 and $62,492,590 as of March 31, 2026 and March 31, 2025, respectively. These factors, when considered in conjunction with the Company’s working capital and liquid assets as of March 31, 2026, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Subsequent to March 31, 2026, the Company raised additional capital that has improved liquidity and is expected to mitigate the conditions that gave rise to this substantial doubt.

Management has taken several actions that it believes will ensure that the Company will continue as a going concern for the next twelve months from the date the consolidated financial statements are available to be issued:

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2026 and March 31, 2025, the Company’s cash and cash equivalents were deposited primarily in five financial institutions. Deposits with these institutions may exceed federally insured limits. Management believes that the financial institutions holding the Company’s cash are financially sound and, accordingly, the Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalents.

All of a depositor’s accounts at an insured depository institution, including all non-interest bearing accounts, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 in total. Balances in excess of this coverage are uninsured and subject to loss should the institution fail, with a possible offset against outstanding loans. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk related to cash. Cash and cash equivalents in the amount of $226,309 and $196,962, representing foreign deposits at financial institutions, are not insured by the FDIC at March 31, 2026 and March 31, 2025, respectively.

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

Deferred revenue as of March 31, 2026 and March 31, 2025 consists of the following:

	March 31, 2026	March 31, 2025
Omni One	$24,121	$936,821
Omni One Extended Warranty	21,855	-
Omni Pro	450,732	451,545
Omni Arena	94,744	290,169
Omni Online	29,874	44,104
Omniverse Credits	27,001	37,584
Omni Care subscriptions	18,000	9,333
Total	$666,327	$1,769,556

Revenue recognized during the year ended March 31, 2026 and 2025 that was included in deferred revenue at the beginning of the respective periods was $3,571,140 and $3,100,627, respectively.

Payments received from customers during the year ended March 31, 2026 and 2025 that increased deferred revenue were $2,703,064 and $3,109,944, respectively.

Deferred revenue includes legacy preorders for Omni Pro units that we have not been able to refund to customers due to an inability to get in touch with these customers. We no longer produce or sell Omni Pro. As of March 31, 2026, the value of unrefunded Omni Pro preorders totaled $449,635. We plan to report these preorders as unclaimed (escheated) property to the State of Texas and submit these funds to the Texas Comptroller of Public Accounts. The related balance will be reclassified from deferred revenue to an escheatment liability account, both of which are presented within current liabilities. The liability will be relieved when the funds are remitted to the State. There will be no impact to the Company’s Consolidated Statement of Operations because we will not recognize revenues or expenses on these preorders. Upon remittance, both cash and current liabilities will be decreased on the Consolidated Balance Sheet, and the remittance will be reflected as a cash outflow within cash used in operating activities in our Consolidated Statement of Cash Flows.

Deferred revenue previously included outstanding Omni One preorder deposits of $200 each from customers who placed a preorder for Omni One but have not yet completed their purchase. However, during the year ended March 31, 2026, the Company issued customers gift cards as a replacement for their preorder deposit, and thus, reclassified preorder purchases totaling $226,445 from Deferred Revenue to a separate liability account. We expect most of these gift cards to be applied by the customers to a future purchase of Omni One, or otherwise to expire unclaimed.

Advertising Costs

Advertising costs are expensed as incurred, and are included in selling expenses in the accompanying consolidated statements of operations. Total advertising expense for the year ended March 31, 2026 and 2025, was $1,317,794 and $347,429, respectively.

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

Potentially dilutive securities that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive, include stock options, RSUs, warrants, and convertible preferred stock. The total number of potentially dilutive shares excluded from the computation was 5,790,884 and 24,336,200 at March 31, 2026 and 2025, respectively.

Foreign Currency Remeasurements

The Company’s non-U.S. subsidiaries, VML and its wholly-owned subsidiary VML_ZH, along with VMT, operate using the U.S. dollar as the functional currency. The effect of foreign currency exchange rate fluctuations on consolidated balance sheet accounts were not material for the year ended March 31, 2026 and 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Attached.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

As previously disclosed, in preparation for our direct listing, management identified material weaknesses in our internal control over financial reporting related to: (i) insufficient written policies and procedures to ensure the correct application of accounting and financial reporting requirements under GAAP and SEC disclosure requirements; (ii) limitations in segregation of duties due to the Company’s size and nature; and (iii) controls related to the identification, approval, and reporting of material related-party transactions and developments.

During the quarter ended March 31, 2026, management completed the implementation of remediation measures designed to address these previously identified material weaknesses. These remediation measures included formalizing and documenting accounting and financial reporting policies and procedures, implementing appropriate segregation of duties where possible and enhanced compensating controls where full segregation is not economically feasible, enhancing controls and procedures related to the identification, approval, and reporting of material related-party transactions and developments, expanding accounting and finance resources, and implementing new financial reporting processes.

Based on the design and operation of these remediation measures, management concluded that the previously identified material weaknesses had been remediated as of March 31, 2026. Other than the remediation measures described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

A portion of our directors’ and officers’ compensation is in the form of equity awards and, from time to time, they may engage in open-market transactions with respect to our securities for diversification or other personal reasons. All such transactions in our securities by directors and officers must comply with our Insider Trading Policy, which requires that transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information.

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information. The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended March 31, 2026, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name	Title	Action	Date Adopted	Termination Date	Aggregate Number of Securities to Be Sold
Jan Goetgeluk	CEO and Director	Adoption of Rule 10b5-1 Plan	January 6, 2026	May 6, 2026	Up to 500,000 shares of Class A common stock
David Allan	President, COO and Director	Adoption of Rule 10b5-1 Plan	March 31, 2026	January 28, 2027	Up to 500,000 shares of Class A common stock

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on our website at www.Virtuix.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, and the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1	Sixth Amended and Restated Certificate of Incorporation (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
3.2	Second Amended and Restated Bylaws (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
4.1*	Description of Securities
10.1	Form of 2024 Note Purchase Agreement, dated July 15, 2024, by and between the Company and its various lenders (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.2	Form of 2024 Subordinated Note by and between the Company and its various lenders (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.3	Subordination Agreement, dated July 15, 2024, by and between the various lenders, Venture Lending & Leasing IX, Inc. and WTI Fund X, Inc. (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.4	Form of 2025 Note Purchase Agreement, dated May 15, 2025, by and between the Company and its various lenders (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.5	Form of 2025 Subordinated Promissory Note, by and between the Company and its various lenders (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.6	Loan Authorization and Agreement, dated August 29, 2020, by and between the U.S. Small Business Administration and the Company (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.7	Securities Purchase Agreement, dated August 25, 2025, by and between the Company and Streeterville Capital, LLC (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.8	Secured Convertible Promissory Note, in favor of Streeterville Capital, LLC, dated August 25, 2025 (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.9	Lease Agreement, dated June 25, 2015, by and between the Company and Braker Flex LLC (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.10	Third Amendment to Lease Agreement, dated April 30, 2024, by and between the Company and Braker Metric Business Parks, LLC (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).

10.11	Investor Rights Agreement, dated March 10, 2016 (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.12	Amendment No. 1 to Investor Rights Agreement, dated September 30, 2020 (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.13	Amendment No. 2 to Investor Rights Agreement, dated January 31, 2023 (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.14	2025 Omnibus Incentive Plan (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.15	Form of Stock Option Award Agreement (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.16	Form of RSU Award Agreement (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.17	2025 Long-Term Incentive Plan, dated January 25, 2025 (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.18	Nonqualified Stock Option Agreement, dated January 25, 2025, by and between the Company and David Allan (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.19	Incentive Stock Option Agreement, dated January 25, 2025, by and between the Company and Lauren Premo (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.20	Employment Agreement, dated September 17, 2025, by and between the Company and Jan Goetgeluk (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.21	Employment Agreement, dated September 17, 2025, by and between the Company and David Allan (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.22	Form of Indemnification Agreement (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.23	2014 Long-Term Incentive Plan, dated April 7, 2014 (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.24	Securities Purchase Agreement, dated October 30, 2025, by and between the Company and Streeterville Capital, LLC (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.25	Secured Convertible Promissory Note, in favor of Streeterville Capital, LLC, dated October 30, 2025 (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.26	Form of Second 2025 Note Purchase Agreement, by and between the Company and its various lenders (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.27	Form of Second 2025 Promissory Note, by and between the Company and its various lenders (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.28	Securities Purchase Agreement, dated December 19, 2025, by and between the Company and Streeterville Capital, LLC (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
10.29	Secured Convertible Promissory Note, in favor of Streeterville Capital, LLC, dated December 19, 2025 (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
14.1	Code of Ethics (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
19.1*	Insider Trading Policy and Dissemination of Inside Information
21.1	List of Subsidiaries (incorporated by reference from the Registration Statement on Form S-1, as amended (File No. 333-292487).
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page hereto).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virtuix Holdings Inc.

By:	/s/ Jan Goetgeluk
Chief Executive Officer

June 25, 2026

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jan Goetgeluk as true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jan Goetgeluk	Chief Executive Officer, Director	June 25, 2026
Jan Goetgeluk	(principal executive officer)

/s/ Thomas McGinnis	Chief Financial Officer	June 25, 2026
Thomas McGinnis	(principal financial and accounting officer)

/s/ David Allan	President, Chief Operating Officer, Director	June 25, 2026
David Allan

/s/ Ugo de Charette	Director	June 25, 2026
Ugo de Charette

/s/ John Cunningham	Director	June 25, 2026
John Cunningham

/s/ Parth Jani	Director	June 25, 2026
Parth Jani

/s/ Brett Moyer	Director	June 25, 2026
Brett Moyer

/s/ Randolph Read	Director	June 25, 2026
Randolph Read

VIRTUIX HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Virtuix Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Virtuix Holdings, Inc. and subsidiaries (the Company) as of March 31, 2026, and 2025, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and 2025 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 3, the Company recognizes revenue upon transfer of control of promised goods and services, such as the delivery of product and installation to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Auditing management’s evaluation of delivery of product and installation with customers involves significant judgment, given the fact that some agreements require management’s evaluation and confirmation of completion of the performance obligations. Given these factors and due to the volume of transactions, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgement.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2025.

The Woodlands, TX

June 25, 2026

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2026 AND 2025

ASSETS

	March 31, 2026	March 31, 2025
CURRENT ASSETS
Cash and cash equivalents	$9,471,288	$477,908
Receivables, net of allowance for credit losses	379,289	125,672
Inventory	1,188,623	1,456,249
Prepaids and other current assets	897,109	306,153
TOTAL CURRENT ASSETS	11,936,309	2,365,982

NONCURRENT ASSETS
Property and equipment	1,413,294	1,321,931
Less: accumulated depreciation	(1,034,984)	(857,028)
Net property and equipment	378,310	464,903

Intangibles	2,797,741	2,792,059
Less: accumulated amortization	(1,258,387)	(810,356)
Net intangibles	1,539,354	1,981,703

Investment in joint venture	40,619	40,689

Other assets	87,264	86,258

Right-of-use asset - operating	779,514	835,488
TOTAL NONCURRENT ASSETS	2,825,061	3,409,041

TOTAL ASSETS	$14,761,370	$5,775,023

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2026 AND 2025

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31 2026	March 31 2025
CURRENT LIABILITIES
Accounts payable	$721,792	$807,401
Accrued expenses	559,517	502,001
Deferred revenue	666,327	1,769,556
Gift card liability	446,252	-
Due to related party	-	40,000
Current portion of notes payable, net of discount and unamortized deferred loan costs	6,086,943	2,589,976
Current portion of EIDL loan	570	549
Lease liability - operating	286,702	204,051
TOTAL CURRENT LIABILITIES	8,768,103	5,913,534

LONG-TERM LIABILITIES
Notes payable, net of discount and unamortized deferred loan costs	2,428,835	-
EIDL loan	23,517	24,087
Lease liability, net of current portion - operating	492,812	631,437
TOTAL LONG-TERM LIABILITIES	2,945,164	655,524

TOTAL LIABILITIES	11,713,267	6,569,058

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 50,000,000 and 29,300,000 shares authorized at March 31, 2026 and March 31, 2025, and 0 and 21,688,242 shares issued and outstanding at March 31, 2026 and March 31, 2025, respectively, with liquidation preferences respectively of $0 and $55,536,941 at March 31, 2026 and March 31, 2025	-	21,688
Class A common stock, $.001 par value, 300,000,000 and 37,000,000 shares authorized at March 31, 2026 and March 31, 2025 and 28,562,693 and 8,259,644 shares issued and outstanding at March 31, 2026 and March 31, 2025, respectively	28,562	8,259
Class B common stock, $.001 par value, 50,000,000 and 0 shares authorized at March 31, 2026 and March 31, 2025 and 4,000,000 and 0 shares issued and outstanding at March 31, 2026 and March 31, 2025, respectively	4,000	-
Additional paid-in capital	82,307,384	61,668,608
Accumulated deficit	(79,291,843)	(62,492,590)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,048,103	(794,035)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,761,370	$5,775,023

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	2026	2025

NET SALES	$4,252,643	$3,590,438

COST OF GOODS SOLD	3,206,021	3,817,815

GROSS PROFIT (LOSS)	1,046,622	(227,377)

OPERATING EXPENSES
Selling expenses	2,579,748	1,645,147
General and administrative expenses	7,940,232	10,129,112
Research and development expenses	845,994	2,185,133

TOTAL OPERATING EXPENSES	11,365,974	13,959,392

LOSS FROM OPERATIONS	(10,319,352)	(14,186,769)

OTHER INCOME (EXPENSE)
Interest income	605	1,372
Other income	5,445	-
Loss on extinguishment of debt	(122,864)	-
Other expense	(70)	(72)
Interest expense	(3,543,037)	(369,420)
Financing expense	(2,694,722)	-

TOTAL OTHER INCOME (EXPENSE)	(6,354,643)	(368,120)

PROVISION FOR INCOME TAX
Enterprise income tax expense	1,700	2,353
Delaware franchise tax	123,558	76,602
TOTAL PROVISION FOR INCOME TAX	125,258	78,955

SHARE OF LOSS IN JOINT VENTURE	-	(14,948)

NET LOSS	$(16,799,253)	$(14,648,792)

Weighted average common shares outstanding:
Basic and Diluted	23,046,654	8,224,645
Net loss per share:
Basic and Diluted	$(0.73)	$(1.78)

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury	Treasury	Additional Paid-In	SAFE	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Stock	Capital	Notes	Deficit	Total

Balance at March 31, 2024	20,226,564	$20,226	8,250,000	$8,250	-	$-	-	$-	$48,218,665	$995,518	$(47,843,798)	$1,398,861

Stock-based compensation	-	-	-	-	-	-	-	-	1,213,195	-	-	1,213,195

Exercise of common stock warrants	-	-	9,644	9	-	-	-	-	86	-	-	95

Issuance of preferred stock	538,692	539	-	-	-	-	-	-	2,998,512	-	-	2,999,051

Repurchase of common stock	-	-	-	-	-	-	(2,750,000)	(2,750)	-	-	-	(2,750)

Issuance of common stock for services	-	-	-	-	-	-	2,750,000	2,750	4,644,750	-	-	4,647,500

Issuance of SAFE Notes	-	-	-	-	-	-	-	-	-	3,598,805	-	3,598,805

Conversion of SAFE notes	922,986	923	-	-	-	-	-	-	4,593,400	(4,594,323)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(14,648,792)	(14,648,792)

Balance at March 31, 2025	21,688,242	$21,688	8,259,644	$8,259	-	$-	$-	$-	$61,668,608	$-	$(62,492,590)	$(794,035)

Stock-based compensation	-	-	-	-	-	-	-	-	441,951	-	-	441,951

Exercise of common stock warrants	-	-	1,703,035	1,702	-	-	-	-	7,562,413	-	-	7,564,115

Issuance of preferred stock	390,494	391	-	-	-	-	-	-	1,944,961	-	-	1,945,352

Issuance of preferred stock for debt extinguishment	74,430	74	-	-	-	-	-	-	462,881	-	-	462,975

Issuance of warrants for debt extinguishment	-	-	-	-	-	-	-	-	122,884	-	-	122,864

Fair value of common stock warrants	-	-	-	-	-	-	-	-	7,755,891	-	-	7,755,891

Issuance of common stock for services	-	-	328,833	329	-	-	-	-	1,234,680	-	-	1,235,009

Conversion of promissory notes	-	-	109,183	109	-	-	-	-	787,787	-	-	787,896

Preferred stock reclass	(22,153,166)	(22,153)	22,153,166	22,153	-	-	-	-	-	-	-	-

Investor incentive	-	-	-	-	-	-	-	-	(214,906)	-	-	(214,906)

Fractional Share Rounding	-	-	(1,888)	(1)	-	-	-	-	-	-	-	(1)

Class A to Class B share conversion	-	-	(4,000,000)	(4,000)	4,000,000	4,000	-	-	-	-	-	-

Exercise of employee stock options	-	-	10,720	11	-	-	-	-	24,967	-	-	24,978

Equity issuance costs	-	-	-	-	-	-	-	-	(2,179,455)	-	-	(2,179,455)

Warrant modification (financing expense)	-	-	-	-	-	-	-	-	2,694,722	-	-	2,694,722

Net loss	-	-	-	-	-	-	-	-	-	-	(16,799,253)	(16,799,253)

Balance at March 31, 2026	-	$-	28,562,693	$28,562	4,000,000	$4,000	-	$-	$82,307,384	$-	$(79,291,843)	$3,048,103

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,799,253)	$(14,648,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	625,987	482,389
Amortization of discount on notes payable	2,923,059	13,727
Amortization of loan cost	26,871	-
Credit loss (recovery) expense	73,151	(17,912)
Stock-based compensation	441,951	5,860,695
Share of loss in joint venture	70	14,948
Warrant modification expense	2,694,722	-
Loss on extinguishment of debt	122,864	-
Stock issuance in exchange for services	1,235,009	-
(Increase) decrease in assets:
Prepaid expenses and other current assets	(590,956)	372,489
Accounts receivable	(326,768)	(78,093)
Other assets	(1,006)	(6,654)
Inventory	267,626	(485,759)
Operating lease right-of-use assets	(260,867)	282,593
Increase (decrease) in liabilities:
Accounts payable	(85,609)	410,623
Accrued expenses	544,879	272,873
Gift card liability	446,252	-
Operating lease liabilities	260,867	(282,593)
Deferred revenue	(1,103,229)	(80,786)
CASH USED IN OPERATING ACTIVITIES	(9,504,380)	(7,890,252)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchases of property and equipment, including intangibles	(97,045)	(467,189)
CASH USED IN INVESTING ACTIVITIES	(97,045)	(467,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	1,945,352	2,999,051
Proceeds from SAFE notes	-	3,598,805
Payments on short-term notes payable	(1,454,263)	(411,247)
Payments on long-term notes payable	(549)	(364)
Proceeds from short-term notes payable	1,734,627	2,367,500
Payment for equity repurchase	-	(2,750)
Proceeds from warrants exercised, net of issuance costs	6,985,847	95
Proceeds from convertible notes, net of issuance costs	9,398,813	-
Proceeds from exercise of stock option	24,978	-
Due (to) from related parties	(40,000)	14,230
CASH PROVIDED BY FINANCING ACTIVITIES	18,594,805	8,565,320

NET INCREASE (DECREASE) IN CASH	8,993,380	207,879

CASH AT BEGINNING OF YEAR	477,908	270,029

CASH AT END OF YEAR	$9,471,288	$477,908

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$9,209	$56,824
Enterprise income taxes paid to People’s Republic of China	$1,700	$2,353
Delaware franchise tax paid	$123,558	$55,258

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
SAFE notes converted to preferred stock	$-	$4,594,323
Fair value of warrants issued with SAFE Notes	$-	$394,132
Conversion of Class A common stock to Class B common Stock	$4,000	$-
Debt and accrued interest extinguished for issuance of preferred stock	$462,975	$-
Conversion of preferred stock to common stock	$22,153	$-
Investor incentive	$214,906	$-
Fair value of warrants issued with convertible note	$7,755,891	$-
Promissory notes converted to common stock	$787,896	$-

Recognition of right-of-use assets - operating	$204,893	$821,644

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 1. Nature of Operations

Virtuix Holdings Inc. (“Virtuix Holdings” or the “Company”) was formed on December 20, 2013, as a Delaware Corporation. The Company has a wholly-owned subsidiary, Virtuix Inc., a Delaware corporation formed on April 15, 2013. Virtuix Inc. develops virtual reality hardware and software, originally the Omni Pro, the first omni-directional treadmill that lets players walk and run freely in 360 degrees inside video games and other virtual worlds. In February 2019, the Company began to offer Omni Arena, a four-player esports attraction that includes four Omni Pro motion platforms. In January 2023, the Company began to offer Omni One, the first Omni entertainment system designed for the home. On June 24, 2015, the Company acquired 10,000 shares of common stock of Virtuix Manufacturing, Limited (“VML”), a wholly-owned subsidiary. VML is a Hong Kong corporation that was formed to conduct manufacturing operations and transact USD-denominated business with suppliers. Virtuix Manufacturing (Zhuhai) Co., Ltd. (“VML_ZH”) was formed on July 28, 2016, and is a wholly-owned subsidiary of VML. VML_ZH is a Wholly Foreign-Owned Enterprise (“WFOE”) registered in Zhuhai, Guangdong, China that was formed to sell products to Chinese customers and transact CNY-denominated business with Chinese suppliers. Virtuix Manufacturing Taiwan Ltd. (“VMT”) was formed on January 17, 2023, and is a wholly-owned foreign subsidiary of VHI. VMT is a Taiwan corporation that was formed to employ staff in Taiwan and conduct manufacturing operations. Virtuix Arabia LLC (“VA”) was formed in June 2024, and is a 57.5% owned foreign subsidiary of VHI. VA has not yet begun operations.

In July 2016, the Company formed a joint venture with Hero Entertainment, a Chinese game publisher and esports operator, to develop active virtual reality content and product bundles for the Chinese and U.S. markets. The joint venture, named Heroix VR (Shanghai) Co., Ltd. (the “Joint Venture” or “Heroix”), is a Sino-foreign equity joint venture company established under the laws of the People’s Republic of China and registered in Shanghai. VML has 49% ownership and does not have control over the Joint Venture, therefore, the investment is accounted for using the equity method. In October 2016, the Joint Venture began operations. To service the Chinese market most efficiently, Hero Entertainment’s management proposed in mid-2025 that Virtuix’s China subsidiary take over the China sales channel from the Joint Venture. As a result of these discussions, Hero Entertainment and Virtuix began taking steps in late 2025 to close the Joint Venture entity, and the Company expects the closure process to be completed in the quarter ending September 30, 2026.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not generated profits since inception, has negative cash flows from operations, has sustained net losses of $16,799,253 and $14,648,792 for the years ended March 31, 2026 and 2025, respectively, and has an accumulated deficit of $79,291,843 and $62,492,590 as of March 31, 2026 and 2025, respectively. The Company has limited working capital and liquid assets as of March 31, 2026, relative to its operating cash flow needs. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the consolidated financial statements are available to be issued.

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

No assurance can be given that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

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

The Company has adopted a fiscal year ending March 31st of each year.

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

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 3. Summary of Significant Accounting Policies (continued)

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

The Company’s contracts typically include product sales, installation services, support programs, or the sale of digital playtime credits. Each arrangement is evaluated to determine whether it contains on or more performance obligations. The majority of contracts involve a single performance obligation to transfer or install physical goods. Revenue is recognized when control transfers to the customer, which occurs as follows:

●	Omni Pro units and related accessories – Revenue is recognized upon shipment, when control and title pass.

●	Omni One units – Revenue is recognized upon shipment, consistent with the Company’s shipping terms.

●	Omni Arena systems – Revenue is recognized upon installation at the customer’s location, when control transfers.

●	Omniverse credits – Revenue is recognized over the estimated consumption period, typically two months from purchase based on usage patterns.

●	Omni Online – Revenue is recognized ratably over the subscription period.

●	Omni Care service program – Treated as a separate performance obligation included with each Omni Arena contract. The transaction price is allocated to this performance obligation on a relative standalone selling price basis, using observable standalone pricing of $2,000 per quarter. Accordingly, $8,000 associated with Omni Care is included in the initial contract transaction price and is recognized ratably over the first 12 months of the contract term, as the services are provided evenly over time. Following the initial 12-month period, customers are billed $2,000 per quarter for continued Omni Care services. Fees billed after the first year are recognized ratably over the applicable quarterly service period.

●	Omni One extended warranty - Sold separately from the Omni One unit and represents a service-type warranty. The transaction price is allocated on a relative standalone selling price basis, with observable standalone pricing of $295 per warranty. Revenue is recognized ratably over the 3 year warranty term.

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

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 3. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2026 and 2025, the Company’s cash and cash equivalents were deposited primarily in five financial institutions. Deposits with these institutions may exceed federally insured limits. Management believes that the financial institutions holding the Company’s cash are financially sound and, accordingly, the Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalents.

All of a depositor’s accounts at an insured depository institution, including all non-interest bearing accounts, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 in total. Balances in excess of this coverage are uninsured and subject to loss should the institution fail, with a possible offset against outstanding loans. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk related to cash. Cash and cash equivalents in the amount of $226,309 and $196,962, representing foreign deposits at financial institutions, are not insured by the FDIC at March 31, 2026 and 2025, respectively.

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

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value. Cost is computed using weighted average cost at one subsidiary and specific identification cost at the remaining subsidiaries. There is no material impact on the comparability of the financial results as a result of these differing methods. The Company applies net realizable value and obsolescence to the gross value of the inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to projected demand. When impairments are established, a new cost basis of the inventory is created. Net realizable value is estimated based on projected demand; slow-moving products are impaired accordingly.

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

Fair Value Measurements

Financial instruments primarily include cash, accounts receivables, accounts payables, accrued expenses, notes payable, and lease liabilities. Carrying amounts approximate fair value.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 3. Summary of Significant Accounting Policies (continued)

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

Deferred Revenue

Deferred revenue represents cash received from customers for which the related revenue has not yet been earned as of March 31, 2026 and 2025. Deferred revenue primarily consists of (i) orders of Omni One units and extended warranties, (ii) unfilled orders of Omni Pro systems, (iii) amounts billed but not yet recognized for Omni Arena installations, (iv) unearned subscription revenue related to Omni Online, (v) unredeemed Omniverse game credits, and (vi) unearned subscription revenue related to Omni Care.

For the years ended March 31, 2026 and 2025, changes in deferred revenue were due to the following:

	March 31,	March 31,
	2026	2025
Beginning deferred revenue	$1,769,556	$1,850,342
Amounts deferred during the year	2,703,064	3,109,944
Less refunds	(8,708)	(90,103)
Less reclass to gift card liability	(226,445)	-
Less revenue recognized	(3,571,140)	(3,100,627)
Ending deferred revenue	$666,327	$1,769,556

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 3. Summary of Significant Accounting Policies (continued)

Deferred revenue as of March 31, 2026 and 2025 consists of the following:

	March 31,	March 31,
	2026	2025
Omni One	$24,121	$936,821
Omni One extended warranty	21,855	-
Omni Pro	450,732	451,545
Omni Arena	94,744	290,169
Omni Online	29,874	44,104
Omniverse credits	27,001	37,584
Omni Care subscriptions	18,000	9,333
Total deferred revenue	$666,327	$1,769,556

Gift Card Liability

During the fiscal year ended March 31, 2026, the Company converted outstanding customer Omni One preorder deposits to gift cards and reclassed them from deferred revenue. The total amount reclassed from deferred revenue was $226,445. Additionally, the Company issued store credits (subsequently converted to gift cards) to certain investors as an incentive for purchasing shares. The total amount issued in connection with equity transactions was $214,906. These gift cards are redeemable for Company products and represent an obligation to deliver goods in the future. They have been recorded as a gift card liability, included in current liabilities on the consolidated balance sheet as of March 31, 2026. Total gift card liabilities at March 31, 2026, were $446,252.

Consistent with ASC 606, the gift card liability will be recognized as revenue when the cards are redeemed or expire.

Advertising Costs

Advertising costs are expensed as incurred, and are included in selling expenses in the accompanying consolidated statements of operations. Total advertising expense for the years ended March 31, 2026 and 2025, was $1,317,794 and $347,429, respectively.

Federal Income Taxes

Topic 740, Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the years ended March 31, 2026 and 2025, no uncertain tax positions were identified. The Company recognizes tax related interest and penalties, if any, as a component of income tax expense.

The U.S. federal tax returns are subject to examination by the Internal Revenue Service, generally for three years after they are filed. State tax returns are subject to examination generally for five years after they are filed.

Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company presents both basic and diluted net loss per share. Basic net loss per share includes only the weighted-average common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share for the years ended March 31, 2026 and 2025, because the inclusion of potentially dilutive securities would be anti-dilutive.

Potentially dilutive securities that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive include stock options, warrants, and convertible preferred stock. The total number of potentially dilutive shares excluded from the computation was 5,790,884 and 24,336,200 at March 31, 2026 and 2025, respectively.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 3. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU provides guidance requiring a joint venture (or corporate joint venture) to recognize and initially measure its assets and liabilities at fair value upon formation. ASU 2023-05 is effective for joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The amendments are to be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 on April 1, 2024. See Note 18 for further detail.

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

Foreign Currency Remeasurements

The Company’s non-U.S. subsidiaries, VML and its wholly-owned subsidiary VML_ZH, along with VMT, operate using the U.S. dollar as the functional currency. The effect of foreign currency exchange rate fluctuations on consolidated balance sheet accounts were not material for the years ended March 31, 2026 and 2025.

Note 4. Receivables

Receivables consist of the following at March 31:

	March 31,	March 31,
	2026	2025
Accounts receivable, trade	372,436	$35,197
Other receivables	18,249	91,302
Allowance for credit losses	(11,396)	(827)
Receivables, net	$379,289	$125,672

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 4. Receivables (continued)

Changes in the allowance for credit losses account is as follows:

	March 31,	March 31,
	2026	2025
Beginning balance	$827	$34,571
Credit loss (recovery) expense	73,151	(17,912)
Write-offs charged against the allowance	(48,133)	(13,500)
Recoveries of amounts written off	(14,449)	(2,332)
Ending balance	$11,396	$827

The Company recognizes an allowance for credit losses for accounts receivable and other receivables to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term) which includes consideration of prepayments and based on the Company’s expectations as of the balance sheet date.

The Company generally does not carry accounts receivable beyond thirty to sixty days for its U.S. operations, and beyond one year for its foreign subsidiaries, which mostly consist of customer-supplier relationships. Receivables are written off when the Company determines that such receivables are deemed uncollectible, in accordance with its policy.

Write-offs are recognized as a deduction from the allowance for credit losses. Expected recoveries of amounts previously written off, not to exceed the aggregate of the amount previously written off, are included in determining the necessary reserve at the balance sheet date. The Company’s policy for recording the allowance for credit losses for trade receivables involves pooling its receivables based on similar risk characteristics in estimating expected credit losses. In situations where a receivable does not share the same risk characteristics with other receivables, the Company measures those individually. The Company also continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change. In estimating expected credit losses, the Company considers historical loss experience, current market conditions, and forward-looking macroeconomic trends relevant to its customers’ ability to pay.

Note 5. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following as of:

	March 31,	March 31,
	2026	2025
Security deposits	$188,375	$205,666
Recoverable VAT	132,234	58,873
Prepaid insurance	554,240	22,111
Other prepaid expenses	22,260	19,503
	$897,109	$306,153

Note 6. Inventory

Inventory consisted of the following as of:

	March 31,	March 31,
	2026	2025
Raw materials	$848,601	$1,321,224
Work in process	11,111	11,111
Finished goods	328,911	123,914
	$1,188,623	$1,456,249

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 7. Property and Equipment

Property and equipment consist of the following as of:

	March 31,	March 31,
	2026	2025
Computer equipment	$49,469	$46,946
Furniture and equipment	73,865	46,146
Machinery and equipment	1,197,854	1,136,733
Leasehold improvements	92,106	92,106
	1,413,294	1,321,931
Less: accumulated depreciation	(1,034,984)	(857,028)
	$378,310	$464,903

For the fiscal years ended March 31, 2026 and 2025, the Company has recorded depreciation expense in the consolidated statements of operations of $177,956 and $170,369, respectively.

Note 8. Intangibles

Intangible assets consist of the following as of:

	March 31,	March 31,
	2026	2025
Software and game design	2,578,050	2,578,050
Trademarks	82,621	76,939
Website	137,070	137,070
	2,797,741	2,792,059
Less: accumulated amortization	(1,258,387)	(810,356)
	$1,539,354	$1,981,703

For the years ended March 31, 2026 and 2025, the Company recorded amortization expense in the consolidated statements of operations of $448,031 and $312,020, respectively.

The carrying value of capitalized software costs is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the unamortized capitalized costs exceed the net realizable value of the software, which is defined as the estimated future gross revenue from the product less the estimated future costs of completing and disposing of that product.

Based on management’s evaluation, certain indicators of impairment were identified; however, the Company performed the required impairment tests and concluded that no impairment charges were necessary. Accordingly, no impairment charges were recorded during the years ended March 31, 2026 and 2025.

Note 9. Notes Payable

Convertible Notes

Effective August 25, 2025, the Company issued a secured convertible promissory note to Streeterville Capital, LLC in the amount of $2,220,000. The note is convertible into shares of Class A common stock calculated as the converting balance divided by 85% of the NASDAQ valuation price. The note provides for payment of principal and accrued interest at maturity, nine months after the purchase price date. The note has a fixed rate of interest of 6% and is secured by all assets of the Company. The note includes an original issue discount of $200,000 plus additional closing costs of $20,000, which are amortized over the life of the note.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 9. Notes Payable (continued)

The Company granted warrants associated with this note to acquire shares of Class A common stock. In accordance with ASC 470-20, the warrants are recorded at fair value of $1,427,653 in equity as additional paid-in capital (“APIC”) – warrants, and as a contra-liability (discount on note payable) that is amortized over the life of the note. Effective February 9, 2026, as a result of an amendment to the warrants, the Company determined that the fair value of the warrants increased to $1,570,797, and recorded the incremental fair value as a financing expense. During the fourth quarter of the fiscal year ended March 31, 2026, Streeterville Capital, LLC exercised all 457,143 outstanding debt warrants granted with the August 25, 2025 secured convertible promissory note, which had an aggregate fair value of $1,570,797, through a series of separate cash exercise transactions. In connection with such exercises, the Company received cash proceeds and issued shares of Class A common stock pursuant to the terms of the applicable warrant agreements. See Note 13 for additional information regarding the warrant exercises and related equity activity.

The carrying value of the note at March 31, 2026, was $1,890,469 (principal of $2,220,000, less unamortized deferred loan costs of $4,000 and discount of $325,531). Discount amortization and amortization of loan costs included in interest expense was $1,318,122 for the fiscal year ended March 31, 2026. Interest expense on the note was $79,920 for the fiscal year ended March 31, 2026.

Effective October 30, 2025, the Company issued a secured convertible promissory note to Streeterville Capital, LLC in the amount of $560,000. The note is convertible into shares of Class A common stock calculated as the converting balance divided by 85% of the NASDAQ valuation price. The note provides for payment of principal and accrued interest at maturity, nine months after the purchase price date. The note has a fixed rate of interest of 6% and is secured by all assets of the Company. The note includes an original issue discount of $50,000 plus additional closing costs of $10,000, which are amortized over the life of the note.

The Company granted warrants associated with this note to acquire shares of Class A common stock. In accordance with ASC 470-20, the warrants are recorded at fair value of $358,974 in equity as additional paid-in capital (“APIC”) – warrants, and as a contra-liability (discount on note payable) that is amortized over the life of the note. Effective February 9 and March 11, 2026, as a result of amendments to the warrants, the Company determined that the fair value of the warrants increased to $471,923, and recorded the incremental fair value as a financing expense. As of the fiscal year ended March 31, 2026, all 114,286 debt warrants granted with the October 30, 2025 secured convertible promissory note are still outstanding.

The carrying value of the note at March 31, 2026, was $375,342 (principal of $560,000 less unamortized deferred loan costs of $4,407 and discount of $180,251). Discount amortization and amortization of loan costs included in interest expense was $234,316 for the fiscal year ended March 31, 2026. Interest expense on the note was $14,093 for the fiscal year ended March 31, 2026.

Effective December 19, 2025, the Company issued a secured convertible promissory note to Streeterville Capital, LLC in the amount of $560,000. The note is convertible into shares of Class A common stock calculated as the converting balance divided by 85% of the NASDAQ valuation price. The note provides for payment of principal and accrued interest at maturity, nine months after the purchase price date. The note has a fixed rate of interest of 6% and is secured by all assets of the Company. The note includes an original issue discount of $50,000 plus additional closing costs of $10,000, which are amortized over the life of the note.

The Company granted warrants associated with this note to acquire shares of Class A common stock. In accordance with ASC 470-20, the warrants are recorded at fair value of $358,974 in equity as additional paid-in capital (“APIC”) – warrants, and as a contra-liability (discount on note payable) that is amortized over the life of the note. Effective February 9 and March 11, 2026, as a result of amendments to the warrants, the Company determined that the fair value of the warrants increased to $502,746, and recorded the incremental fair value as a financing expense. As of the fiscal year ended March 31, 2026, all 114,286 debt warrants granted with the December 19, 2025 secured convertible promissory note are still outstanding.

The carrying value of the note at March 31, 2026, was $299,306 (principal of $560,000 less unamortized deferred loan costs of $6,222 and discount of $254,472). Discount amortization and amortization of loan costs included in interest expense was $158,280 for the fiscal year ended March 31, 2026. Interest expense on the note was $9,520 for the fiscal year ended March 31, 2026.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 9. Notes Payable (continued)

Effective August 25, 2025, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC pursuant to which Streeterville Capital, LLC committed to provide up to $50.0 million through one or more prepaid equity advances (each, an “Advance”). Following the Company’s direct listing on January 27, 2026, the Company entered into a Prepaid Purchase Agreement (the “PPP Agreement”) with Streeterville Capital, LLC and received an initial advance with an original principal amount of $8,640,000. Subsequent advances may be requested by the Company, subject to specified conditions, including minimum market capitalization, trading volume, Nasdaq compliance, and other customary conditions.

The Advances do not have a stated maturity date and bear interest at a rate of 6% per annum. The Advances are convertible into shares of the Company’s Class A common stock at conversion prices determined in accordance with the terms of the PPP Agreement. Under certain circumstances, including specified trigger events, the conversion price may be adjusted based on the market price of the Company’s common stock, subject to a minimum floor price of $2.00 per share. The PPP Agreement includes an original issue discount of $640,000, that is amortized over 12 months.

The Company granted warrants associated with this PPP Agreement to acquire shares of Class A common stock. In accordance with ASC 470-20, the warrants are recorded at fair value of $5,610,390 in equity as additional paid-in capital (“APIC”) – warrants, and as a contra-liability (discount on note payable) that is amortized over the life of the note. Effective February 9, 2026 and March 11, 2026, as a result of amendments to the warrants, the Company determined that the fair value of the warrants increased to $7,905,247, and recorded the incremental fair value as a financing expense. The warrants expire six months following the Company’s Nasdaq listing date and are exercisable on a cash-only basis. During the fourth quarter of the fiscal year ended March 31, 2026, Streeterville Capital, LLC exercised 635,000 outstanding debt warrants associated with the PPP Agreement, which had an aggregate fair value of $2,745,221, through a series of separate cash exercise transactions. In connection with such exercises, the Company received cash proceeds and issued shares of Class A common stock pursuant to the terms of the applicable warrant agreements. See Note 13 for additional information regarding the warrant exercises and related equity activity.

The carrying value of the PPP Agreement at March 31, 2026, was $3,500,791 (principal of $8,640,000 less discount of $5,139,209). Discount amortization included in interest expense was $1,111,181 for the fiscal year ended March 31, 2026. Interest expense on the note was $92,160 for the fiscal year ended March 31, 2026.

Effective March 31, 2026, the Company entered into an exchange agreement with Streeterville Capital, LLC (the “Exchange Agreement”) pursuant to which certain previously issued 2024 subordinated promissory notes (see below “2024 Notes”) originally issued to various investors between July 15, 2024 and December 10, 2024 were exchanged for a secured convertible promissory note (the “Exchange Note”) in the aggregate principal amount of $2,681,718. The Exchange Note matures on July 1, 2027, and bears interest at a fixed rate of 6% per annum, compounded daily based on a 360-day year. The Exchange Note includes an original issue discount of $242,883 which is amortized over the life of the note.

Pursuant to the Exchange Agreement, Streeterville Capital, LLC acquired the 2024 Notes from the original holders and surrendered the 2024 Notes to the Company in exchange for the Exchange Note. Streeterville did not acquire the 2024 Note held by Ugo de Charette. Instead, on March 30, 2026, the Company repaid the note in full through a cash payment of $130,723. Upon surrender, the 2024 Notes were cancelled and the Company’s remaining obligations under the 2024 Notes became evidenced solely by the Exchange Note. No additional cash consideration was received by the Company in connection with the transaction.

The carrying value of the Exchange Note at March 31, 2026, was $2,438,835 (principal of $2,681,718 less unamortized discount of $242,883). Discount amortization included in interest expense was $0 for the fiscal year ended March 31, 2026. Interest expense on the note was $0 for the fiscal year ended March 31, 2026. The Exchange Note matures in July 2027 and is classified as long-term debt on the Company’s consolidated balance sheet.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 9. Notes Payable (continued)

Subordinated Promissory Notes

On July 10, 2024, the Company received Board approval to raise $1,500,000 of subordinated promissory notes (the “2024 Notes”). This authorization was later increased to $2,500,000 on August 8, 2024. Between July and December 2024, the Company raised $2,485,000 through various investors, with an interest rate of 18%.

The 2024 Notes provided for payment of principal and accrued interest at maturity, originally set for December 31, 2024. The Company exercised its option to extend the maturity date to June 30, 2025, then December 31, 2025, and subsequently further extended it to March 31, 2026, per its terms.

In December 2024, in connection with the investors’ purchases of Series B Preferred Stock and Warrants (the “Securities”), the Company and certain noteholders entered into Instruments of Cancellation, under which $117,500 of the principal amount and all accrued but unpaid interest of $7,991 was applied toward the purchase of the Securities. The Company derecognized the extinguished principal and accrued interest and recorded the issuance of Series B Preferred Stock and Warrants as a capital transaction. No gain or loss on extinguishment was recognized. Simultaneously, the Company issued a new subordinated promissory note dated December 10, 2024, for the remaining $17,500 principal balance of one investor’s note, with terms consistent with the original 2024 Notes.

Extinguishment of Certain 2024 Notes

In June 2025, the Company and certain investors amended the terms of the 2024 Notes to allow cancellation in exchange for Series B Preferred Stock and warrants. Under ASC 470, this amendment represented a debt extinguishment. At that time, the Company extinguished $400,000 of principal and $62,975 of accrued interest. In connection with the extinguishment, the Company issued 74,430 shares of Series B Preferred Stock, valued at $462,955 based on the Series B subscription price, and warrants to purchase common stock valued at $122,884 using a Black-Scholes model. As the total fair value of the equity instruments issued exceeded the carrying amount of the debt, the Company recorded a loss on debt extinguishment of $122,864.

Cancellation of Certain 2024 Notes

On June 30, 2025, the amended notes were cancelled in exchange for the issuance of 74,430 shares of Series B Preferred Stock and 74,430 warrants. This exchange was treated as a conversion within the amended terms of the notes, and therefore no additional gain or loss was recognized.

Exchange of 2024 Notes

Effective March 31, 2026, the remaining outstanding 2024 Notes, which had an aggregate principal balance of $1,867,500 and accrued unpaid interest of $561,335, were exchanged for the Exchange Note in the aggregate principal amount of $2,681,718 issued to Streeterville Capital, LLC. The Exchange Note matures on July 1, 2027, and bears interest at a fixed rate of 6% per annum, compounded daily based on a 360-day year. The Exchange Note includes an original issue discount of $242,883 which is amortized over the life of the note.

Streeterville did not acquire the 2024 Note held by Ugo de Charette. Instead, on March 30, 2026, the Company repaid the note in full through a cash payment of $130,723. Upon surrender, the 2024 Notes were cancelled and the Company’s remaining obligations under the 2024 Notes became evidenced solely by the Exchange Note. No additional cash consideration was received by the Company in connection with the transaction. Refer to “Exchange Note” above for additional information regarding the exchange transaction and related terms.

Related Parties

In July 2024, as part of the 2024 Notes, the Company issued a subordinated promissory note to Ugo de Charette, a member of the Company’s board of directors, in the original principal amount of $100,000. The note is a non-convertible, subordinated promissory note that bears interest and does not include a conversion feature. As of March 30, 2026, the outstanding balance of the note, including all accrued and unpaid interest, was $130,723. The principal and accrued interest on the note were paid back in full on March 30, 2026.

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

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 9. Notes Payable (continued)

On October 9, 2025, the Company received Board approval to borrow $1,500,000 through the issuance of subordinated promissory notes (the “Second 2025 Notes”). In October and November 2025, the Company raised $225,000 through two related party investors, with an interest rate of 6%. The notes include an original issue discount of 10%. The Second 2025 Notes provided for payment of principal and accrued interest at maturity, originally set for December 31, 2025. The Company exercised its option to extend the maturity date to March 31, 2026. On March 30, 2026, the Company repaid the related party Second 2025 Notes including $247,500 of outstanding principal and $5,488 of accrued interest.

2025 Notes

On October 9, 2025, the Company received Board approval to borrow $1,500,000 through the issuance of subordinated promissory notes (the “Second 2025 Notes”). In October and November 2025, the Company raised $1,500,000 through various investors, with an interest rate of 6%. The Notes provided for payment of principal and accrued interest at maturity, originally set for December 31, 2025. The Company exercised its option to extend the maturity date to March 31, 2026. The notes include an original issue discount of 10%, or $150,000, which is amortized over the life of the notes. The notes are convertible into shares of Class A common stock calculated as the converting balance divided by 85% of the NASDAQ valuation price.

During January and March 2026, holders of certain 2025 Notes converted an aggregate of $797,500 in outstanding principal, $14,588 in accrued unpaid interest, and $25,000 of unamortized debt discount into an aggregate of 109,183 shares of the Company’s Class A common stock pursuant to the terms of the applicable notes. Upon conversion, the corresponding debt obligations were extinguished and reclassified to stockholders’ equity. No gain or loss was recognized in connection with the conversions.

During the fiscal year ended March 31, 2026, the Company also repaid an aggregate of $852,500 in outstanding principal and $21,943 in accrued unpaid interest to holders of certain 2025 Notes. No prepayment penalties or fees were incurred in connection with such repayments. As of March 31, 2026, the notes had no remaining balance.

Interest expense related to the 2024 Notes and 2025 Notes was $414,309 and $298,927 for the fiscal years ended March 31, 2026 and 2025, respectively.

Western Technology Investment Note

Effective April 27, 2022, the Company entered into an agreement to obtain financing with Western Technology Investment. The initial commitment of $1,000,000 was received on April 29, 2022. The terms of the note provide for interest-only payments through February 28, 2023, followed by thirty months of principal and interest payments, which began on March 1, 2023, in monthly installments in the amount of $38,967, with a maturity date of September 1, 2025. The note has a fixed rate of interest of 12.25% and is secured by all assets of the Company.

The Company has granted warrants associated with this note to acquire shares of Series A-2 Preferred Stock, which according to Topic 470-20, Debt, are recorded in equity as additional paid-in capital - preferred stock warrants, at fair value as of the date of issuance, and in liabilities, as a contra account, called discount on note payable, which is amortized over the life of the note.

The discount is being amortized over the life of the note using the effective interest method starting in June 2022. All outstanding obligations under the note were repaid in full on August 22, 2025. The carrying value of the note at March 31, 2026, was $0. The carrying value of the note at March 31, 2025, was $222,476 ($225,508 principal, less unamortized deferred loan costs of $1,500 and discount of $1,532). Discount amortization and amortization of loan costs included in interest expense was $3,032 and $13,727 for the years ended March 31, 2026 and 2025, respectively. Interest expense on the note was $8,295 and $56,359 for the years ended March 31, 2026 and 2025, respectively.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 9. Notes Payable (continued)

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

The carrying amount of the EIDL Loan was $24,087 and $24,636 as of March 31, 2026 and 2025, respectively. Interest expense on the EIDL Loan was $915 and $804 for the fiscal years ended March 31, 2026 and 2025, respectively.

Future Maturities of Notes Payable

Future maturities of notes payable are as follows as of March 31:

March 31,
2027	$11,991,608
2028	2,682,310
2029	615
2030	638
2031	663
Thereafter	21,009
Total	14,696,843
Less: unamortized discount	(6,156,978)
$8,539,865

Note 10. Leases

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

Nature of Leases

The Company leases office, warehouse, and apartment space in the United States, China, and Hong Kong under various operating lease agreements. The U.S. headquarters lease, originally entered into in 2015, has been extended multiple times and currently expires November 30, 2029, with monthly base rent of $14,960, escalating annually to $18,204. The Company leases office, warehouse, and storage space in China which expired as of September 2025, and continued as a month-to-month lease until January 1, 2026, at which point a new lease agreement with a 12-month term began. The Company maintains a month-to-month apartment lease in China. In July 2025, the Company entered into office and apartment space leases in Hong Kong with monthly base rent of $897 and $1,987, respectively, that expire in June 2027 and July 2027.

As of March 31, 2026, ROU assets totaled $779,514, with current lease liabilities of $286,702 and non-current lease liabilities of $492,812. As of March 31, 2025, ROU assets totaled $835,488, with current lease liabilities of $204,051 and non-current lease liabilities of $631,438.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 10. Leases (continued)

Lease expense recognized in the consolidated statements of operations for the fiscal years ended March 31, 2026 and 2025, was $390,933 and $334,767, respectively.

The following future payments due under operating leases as of March 31:

2027	$332,814
2028	207,635
2029	205,999
2030	141,427
Thereafter	-
Total lease payments	887,875
Imputed Interest	(108,361)
$779,514

As of March 31, 2026, the weighted-average remaining lease term for the operating leases is 3.88 years. The weighted-average discount rate for the operating leases is 7.04% as of March 31, 2026. As of March 31, 2025, the weighted-average remaining lease term for the operating leases is 4.22 years. The weighted-average discount rate for the operating leases is 7.26% as of March 31, 2025.

Note 11. Research and Development

Expenses relating to research and development are expensed as incurred. Research and development includes costs such as design expenses, game and software development expenses, salaries, prototypes, and various other research and development expenses. Research and Development expense for the fiscal years ended March 31, 2026 and 2025, was $845,994 and $2,185,133, respectively.

Note 12. Commitments and Contingencies

The Company has certain royalty commitments associated with the shipment of its products for the use of licensed software and modifications together with the Company’s hardware and other software. Royalty expense is generally based on a dollar amount per unit shipped and can range from $1 per unit to $8 per unit. For the years ended March 31, 2026 and 2025, management has recorded royalty expense in the consolidated statements of operations of $0 and $68, respectively.

In February 2024, the Company was named a co-defendant and served a citation by a customer related to alleged injuries obtained when attempting to use the Omni Arena attraction at an entertainment venue. The Company’s attorneys, retained by the Company’s insurance provider, filed a general denial and alleged contributory negligence against the plaintiff. Subsequent to March 31, 2026, the parties signed a final settlement agreement and release, resolving the matter. All legal costs and settlement fees are covered by the Company’s insurance provider.

Note 13. Capital Stock

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

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 13. Capital Stock (continued)

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

As of March 31, 2026, the Company is authorized to issue 300,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock, and 50,000,000 shares of Preferred Stock.

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

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 13. Capital Stock (continued)

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

Common Stock Equity Transactions

On August 6, 2025, the Company adopted the 2025 Omnibus Incentive Plan and authorized 4,000,000 shares of Common Stock under the plan.

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

On November 6, 2025, the Company issued 22,857 shares of Class A common stock totaling $37,943 to MZHCI, LLC, as part of their compensation as investor relations consultants.

During November 2025, the CEO transferred 1,000,000 shares of Class B common stock, which automatically converted into 1,000,000 shares of Class A common stock upon the transfer, to a family member, bringing his total held to 4,500,000 shares. This transaction resulted in no impact to the Company’s consolidated financial statements and did not change the number of shares outstanding.

The Company issued store credits totaling $214,906 (subsequently converted to gift cards) to certain investors as an incentive for purchasing shares (see Note 3). In accordance with ASC 505-10, the issuance of store credit is treated as non-cash consideration provided as part of the equity transaction and is recorded as a reduction to equity.

On January 27, 2026, the Company’s Class A common stock commenced trading on the Nasdaq Global Market under the symbol “VTIX.” In connection with the listing, the Company incurred $2,179,455 of direct and incremental issuance costs, which were capitalized and recorded as a reduction to equity.

Effective January 27, 2026, in connection with the consummation of the Company’s direct listing of its Class A common stock on a major U.S. exchange, the Company issued 171,807 shares of Class A common stock totaling $888,242 to Maxim Partners LLC pursuant to the terms of a Financial Advisory and Investment Banking Engagement Letter dated May 21, 2025. The shares were issued as a success fee equal to 0.5% of the Company’s outstanding common stock on a fully diluted basis as of the date of the direct listing. The shares are subject to customary lock-up provisions for a period of six months following the direct listing.

Effective January 29, 2026, the Company entered into a consulting agreement with FMW Media Works LLC (“New To The Street”), pursuant to which New to The Street will provide certain services to the Company over a twelve-month period. As compensation for such services, the Company agreed to issue an aggregate of 59,000 shares of its restricted Class A common stock, consisting of 15,000 shares issued upon execution of the agreement and 4,000 shares to be issued at the beginning of each month for the following eleven months commencing March 1, 2026. As of March 31, 2026, the Company issued 19,000 shares totaling $114,190. The shares issued pursuant to the agreement are subject to a six-month lock-up restriction.

During January and March 2026, the Company issued an aggregate of 109,183 shares of Class A common stock totaling $787,896 in connection with the conversion of certain Second 2025 Notes (see Note 9).

During March 2026, a holder exercised stock options to purchase an aggregate of 10,720 shares of the Company’s Class A common stock at an exercise price of $2.33 per share. In connection with the exercise, the Company received aggregate cash proceeds of $24,978 and issued the corresponding shares of Class A common stock.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 13. Capital Stock (continued)

Effective March 6, 2026 the CEO converted 500,000 shares of Class B common stock into the same number of Class A common stock, bringing his total held to 4,000,000 shares. This transaction resulted in no impact to the Company’s consolidated financial statements and did not change the number of shares outstanding.

As of March 31, 2026, the Company has reserved 90,947,356 shares of its authorized but unissued Common Stock for possible future issuance as follows:

Reserve Name	Amount of Common Stock
Class A Common LTIP 2014	564,470
Class A Common LTIP 2025	1,635,000
Class A Common Omnibus 2025	4,000,000
Class B Common Outstanding	4,000,000
Irrevocable Transfer Agent Reserve (PPA)	54,000,000
Registered Shares Underlying CVP PPP	25,555,742
Registered Shares Underlying CVP Warrants	1,192,144
TOTAL	90,947,356

Preferred Stock Equity Transactions

As mentioned in Note 9, from April to June 2025, the Company issued 74,430 shares of Series B preferred stock to accredited investors under Regulation D (“Accredited Investors”) in exchange for $462,975 of extinguished principal and accrued interest on the 2024 Notes as part of the 2025 Subscription Agreement. Also from April to July 2025, the Company issued 23,060 shares of Series B preferred stock to Accredited Investors in exchange for cash investments totaling $112,990.

From April to August 2025, the Company issued 367,434 shares of Series B preferred stock to investors participating in a StartEngine investment campaign under Regulation CF, in exchange for cash investments totaling $1,832,362 ($1,939,004 net of issuer fees of $106,642).

Effective June 2025, the Company reserved 500,000 shares of Series B preferred stock and 500,000 shares of Common Stock for any future 2024 Note extinguishments and Series B preferred stock and Common Stock warrant issuances under the 2025 Subscription Agreements (see Note 9).

From September 2024 through March 2025, the Company issued 333,580 shares of Series B preferred stock to accredited investors under Regulation D in exchange for cash investments totaling $1,934,496 and the tender of unsecured subordinated notes with a principal and accrued interest amount totaling $124,492. The Company also issued warrants to purchase 238,723 shares of Common Stock of the Company. As of March 31, 2026, all warrants had been exercised.

From December 2024 through March 2025, the Company issued 205,112 shares of Series B preferred stock to investors participating in a StartEngine investment campaign under Regulation CF, in exchange for cash investments totaling $1,009,593 (net of investor fees).

Effective June 2025, the Company amended the 2024 Notes to allow for cancellation of 2024 Notes for current investors and subsequent issuance of Series B preferred stock through the 2025 Subscription Agreement. As a result, 2024 Notes principal and accrued interest of $462,975 were cancelled and 74,430 shares of Series B preferred stock and warrants to purchase 74,430 shares of Common Stock of the Company were issued under the 2025 Subscription Agreements, resulting in remaining 2024 Notes principal amount of $1,967,500 as of July 31, 2025.

In August 2025, pursuant to the Certificate, the Company reclassified and converted all 22,153,166 outstanding shares of its previously outstanding preferred stock into shares of Class A common stock.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 13. Capital Stock (continued)

Treasury Stock Transaction

On November 29, 2023, the Company awarded 2,750,000 shares of Common Stock to an advisor. In April 2024, the Company repurchased these shares at par value in the amount of $2,750 in accordance with the award agreement and recorded them as Treasury Stock. On April 5, 2024, the Company reissued the 2,750,000 shares from Treasury Stock to a different advisor and Board member. See Note 14 for additional discussion of the related stock compensation expense.

SAFE Notes

During the year ended March 31, 2023, the Company’s board of directors approved the issuance of simple agreements for future equity (“SAFE Notes”). Portions of the capital raised from the sale of SAFE Notes were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”) under Regulation CF and Rule 506(c) of Regulation D of the Securities and Exchange Commission. SAFE Notes with a carrying amount of $995,518 converted into 199,758 shares of preferred stock on April 21, 2024. In April 2024, additional SAFE Notes were issued for cash proceeds of $3,598,805 and converted into 723,228 shares of preferred stock on April 30, 2024.

A reconciliation of the beginning and ending balances of each class of the Company’s equity, including share issuances, repurchases, conversions, and warrant exercises, is presented in the consolidated statements of stockholders’ deficit.

Warrants

Warrants are issued in connection with debt (see Note 9) and equity from time to time at the Company’s discretion.

During the fiscal year ended March 31, 2026, the Company issued 74,430 warrants with a seven-year term in connection with the extinguishment of debt (see Note 9). The warrants had a fair value of $122,864, determined using a Black-Scholes model with the following assumptions: stock price of $1.65, exercise price of $0.01, volatility rate of 80%, risk-free rate of 3.71%, and an expected maturity of 3.5 years.

The Company also issued 2,514,285 warrants with a term of six months from listing date in connection with the convertible notes (see Note 9). The warrants had a combined fair value of $7,755,891, determined by allocating the proceeds of the note based on the relative fair values of the convertible note and the warrants, in accordance with ASC 470-20.

The Company also recognized 156,250 warrants that had previously been issued in connection with debt, for a total of 2,744,965 warrants issued during the fiscal year ended March 31, 2026.

Effective February 9, 2026 and March 11, 2026, the Company entered into amendments to certain outstanding common stock purchase warrants previously issued pursuant to the Streeterville Capital, LLC Securities Purchase Agreements. The amendments modified the exercise price provisions of the warrants to provide for a temporary reduced exercise price of $6.00 per warrant share during a specified exercise period ending June 10, 2026, subject to the Company’s right to terminate the reduced exercise price period upon prior written notice. Following the expiration or earlier termination of the reduced exercise price period, the exercise price reverts to the NASDAQ Valuation Price as defined in the applicable warrant agreements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 13. Capital Stock (continued)

As a result of the warrant amendments, the Company recorded an incremental fair value adjustment of approximately $2,694,722, which was recognized as a financing expense with a corresponding increase to additional paid-in capital during the fiscal year ended March 31, 2026.

During the fiscal year ended March 31, 2026, 303,509 Common Stock warrants were exercised for 303,509 shares of Class A common stock at an exercise price of $.01 per share.

During the fiscal year ended March 31, 2026, Streeterville exercised a total of 1,092,142 warrants with an average exercise price of $6.65 in a series of separate transactions. Additionally, during the fiscal year ended March 31, 2026, Western Technology Investments, under various funds and in a series of separate transactions, exercised a total of 128,645 warrants with an average exercise price of $2.332, and exercised 206,316 warrants on a cashless basis, resulting in issuance of 178,739 shares. Upon exercise, the Company issued shares of its common stock in accordance with the terms of the respective warrant agreements. Aggregate gross cash proceeds received from the exercise of warrants during fiscal year ended March 31, 2026 totaled $7,564,115 and 1,703,035 Class A common shares were issued. The exercises were accounted for as equity-classified warrant exercises under applicable accounting guidance, and no gain or loss was recognized upon settlement.

During the year ended March 31, 2026, 21,440 warrants expired.

During the year ended March 31, 2025, 156,250 warrants for Series Seed Preferred Stock expired and 238,723 warrants for Common Stock were issued. The warrants had a fair value of $394,132, determined using a Black-Scholes model with the following assumptions: stock price of $1.66, exercise price of $0.01, volatility rate of 80%, risk-free rate of 3.89-4.30%, and an expected maturity of 3.5 years.

During the year ended March 31, 2025, Common Stock warrants were exercised for 9,644 shares of Common Stock at an exercise price of $.01 per share.

The warrants are all exercisable as of both March 31, 2026 and 2025.  The warrants have a weighted average exercise price of $8.75 and $1.26 per share as of March 31, 2026 and 2025, respectively, with a weighted average remaining term to expiration of 3.9 months (see Note 9 for more discussion on warrants).

The following is a rollforward of warrants for the years ended March 31, 2026 and 2025:

	2026		2025
	Shares	Price	Shares	Price
Beginning balance	429,230	$1.260	356,401	$1.570
Issued	2,744,965	8.199	238,723	0.010
Exercised	(1,730,613)	(4.371)	(9,644)	0.010
Expired	(21,440)	(2.332)	(156,250)	0.800
Ending balance	1,422,142	$8.750	429,230	$1.260

According to guidance of Topic 470-20, these warrants are recorded in equity as additional paid-in capital – preferred stock warrants or additional paid-in capital – common stock warrants, at fair value as of the date of issuance, and as a reduction of additional paid in capital - preferred stock or additional paid in capital - common stock for the related stock purchased.

Warrants are recorded in equity at fair value at the date of issuance.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 14. Stock Compensation Expense

The Company accounts for stock-based compensation under the provisions of Topic 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee officers based on estimated fair values as of the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

As mentioned in Note 13, the Company has a stock-based employee compensation plan, the Long Term Incentive Plan (the “Plan”), for which 2,500,000 shares of common stock were reserved for issuance under the Plan. Awards granted under the Plan typically expire ten years after the grant date. The Plan expired on April 6, 2024. During the fiscal year ended March 31, 2026, 10,720 options were exercised (See Note 13), and 19,258 option awards expired. As such, 553,750 issued awards remained outstanding as of March 31, 2026.

On January 22, 2025, the Company adopted a new Long Term Incentive Plan (the “2025 Plan”), providing for the issuance of up to 1,850,000 shares of Common Stock of the Company upon the exercise of options or the issuance of restricted stock awards under the 2025 Plan. The Company approved the issuance of option grants to employees of the Company under the 2025 Plan totaling 1,635,000 optioned shares as of March 31, 2025. During the fiscal year ended March 31, 2026, the Company did not grant any options under the 2025 Plan, and there were no exercises, forfeitures, or expirations.

On August 6, 2025, the Company adopted the 2025 Omnibus Incentive Plan. The 2025 Omnibus Plan initially reserved 4,000,000 shares of the Company’s common stock for issuance, subject to adjustment for stock splits, recapitalizations and similar events. During the year ended March 31, 2026, the Company issued 2,179,992 restricted stock units to employees, executives, and directors under the plan. The Company accounts for restricted stock units under ASC 718. Stock-based compensation expense related to shares issued under this plan for the years ended March 31, 2026 and 2025, was $400,456 and $0, respectively. As of March 31, 2026 the restricted stock units have an unrecognized expense totaling $3,434,603, and a weighted average period remaining of 38 months. The Company expects this expense to be included in the Consolidated Statement of Operations over the four years following the Listing Date.

Incentive Stock Options (“ISOs”) are granted to certain employees of Virtuix, Inc. from time to time. As of March 31, 2026 and 2025, 1,590,823 ISO options were granted since inception.

As of March 31, 2026 and 2025, respectively, 227,500 and 159,258 ISO options were vested. As of March 31, 2026 and 2025, 1,255,940 ISO options were forfeited. As of March 31, 2026 and 2025, respectively, 1,296,913 and 95,625 ISO options were expired.

From time to time, the Company grants NQSOs to various other non-employees with exercise prices based on current stock valuations. As of March 31, 2026 and 2025, 3,254,000 total NQSO options had been granted since inception, and 1,805,625 and 1,910,303, respectively, NQSO options were vested. As of March 31, 2026 and 2025, 112,500 NQSO options were forfeited. As of March 31, 2026 and 2025, 1,182,030 NQSO options were expired.

Compensation expense pertaining to ISOs of $26,016 and $24,545, and compensation expense pertaining to NQSOs of $15,480 and $1,188,650 was recorded for the years ended March 31, 2026 and 2025, respectively, in general and administrative expenses in the consolidated statements of operations.

Total compensation cost related to non-vested awards not yet recognized as of March 31, 2026 and 2025, was $24,405 and $65,902, respectively, and will be recognized over a weighted-average period of approximately 12 months.

The amount of future stock option compensation expense could be affected by any future option grants or by option holders leaving the Company before their grants are fully vested or exercised.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 14. Stock Compensation Expense (continued)

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for stock options, the expected life of the option, and expected stock price volatility. The Company used the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The expected life of stock options was estimated using the “simplified method,” which is the midpoint between the vesting date and the end of the contractual term, as the Company has limited historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of options grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recognized as an adjustment in the period in which estimates are revised.

The assumptions utilized in determining the fair value of option grants during the years ended March 31, 2026 and 2025, are as follows:

	2026	2025
Exercise Price - ISOs	n/a	1.66
Exercise Price - NQSOs	n/a	1.66
Dividend Yield	n/a	0%
Volatility	n/a	80%
Risk-free Rate - ISOs	n/a	4.36%
Risk-free Rate - NQSOs	n/a	4.36%
Years to Expiration - ISOs	n/a	5
Years to Expiration - NQSOs	n/a	5

Vesting generally occurs over a period of three to four years for employees and two to three years for non-employee consultants. A summary of information related to stock options for the years ended March 31, 2026 and 2025, is as follows:

	2026		2025
	Shares	Price	Shares	Price
Outstanding - Beginning of Period	2,218,728	$1.40	2,232,008	$0.33
Granted	-	1.66	1,635,000	1.66
Exercised	(10,720)	-	-	-
Forfeited	-	0.55	(370,625)	0.55
Expired	(19,258)	0.11	(1,277,655)	0.11
Outstanding - End of Period	2,188,750	$1.40	2,218,728	$1.40
Exercisable at End of Period	2,033,125	$1.42	2,069,561	$1.42
Weighted average duration to expiration of outstanding options at period-end (years)	7.4		8.3
Weighted average grant date fair value	n/a		$0.76

The total intrinsic value of the stock options at March 31, 2026 and 2025, respectively, is $11,791,550 and $580,843.

On April 5, 2024, the Company reissued shares held in Treasury Stock to an advisor under an award agreement. Stock compensation expense related to this new award was $4,647,500 for the year ended March 31, 2025. The Company relieved Treasury Stock of $2,750, recording the remaining $4,644,750 to additional paid-in capital. The advisor receiving the award was appointed to the Company’s Board of Directors on the same date.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 15. Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets using accelerated depreciation methods for income tax purposes, share-based compensation expense, and for net operating loss carryforwards.

Deferred tax assets consisted of the following at March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Deferred tax assets:
Share-based compensation expense	$2,280,810	$1,051,968
Net operating loss carryforward	11,548,234	6,969,218
Long-term deferred tax liabilities:
Property and equipment	(1,007,178)	(353,148)
Net deferred tax assets and liabilities	12,821,866	7,668,038
Valuation allowance	(12,821,866)	(7,668,038)
Net deferred tax asset	$-	$-

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making this determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and recent operating results. The federal tax rate in effect affecting future tax benefits at March 31, 2026 and 2025 was 21%. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined that a full valuation allowance is required due to cumulative losses through March 31, 2026 and continued net operating losses for the years ended March 31, 2026 and 2025. Accordingly, no provision for deferred income taxes has been recognized for the years ended March 31, 2026 and 2025.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. As of March 31, 2026, NOL carryforwards available to offset future taxable income totaled $54,991,590. Of this amount, $12,561,963 relates to tax years prior to 2018 and will expire between 2034 and 2038. The remaining $42,429,627 relates to tax years beginning after December 31, 2017, and may be carried forward indefinitely but is limited to offsetting 80% of taxable income in future years under current federal tax law.

Although the CARES Act (enacted in March 2020) temporarily permitted NOL carrybacks for certain tax years and suspended the 80% limitation, the Company did not generate taxable income in prior years and therefore has not benefited from carryback provisions. The entire balance has been fully reserved in the valuation allowance discussed above.

The Company’s effective tax rate for the years ended March 31, 2026 and 2025 was 0% due to the full valuation allowance on the net deferred tax assets.

Topic 718 provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company receives a compensation expense deduction related to NQSOs only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for NQSOs creates a deductible temporary difference, which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statement of operations. The Company does not recognize a tax benefit for compensation expense related to ISOs unless the underlying shares are disposed of in a disqualifying disposition.

Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes.

Under the People’s Republic of China Enterprise Income Tax Law, enterprise income tax is collected from companies on a quarterly basis, and is based on the net income companies obtain while exercising their business activity, normally during one business year. The standard tax rate is 25%. For VML_ZH, taxes attributable to the years ended March 31, 2026 and 2025, was $1,700 and $2,353, respectively.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 16. Investment in Joint Venture

As mentioned in Note 1, the Company has an investment in a Joint Venture. VML has 49% ownership and does not have control over the Joint Venture, therefore, the investment has been accounted for using the equity method.

As of March 31, 2026, the Joint Venture had total assets of $291,064, total liabilities of $344,488, and total deficit of $(53,424).

As of March 31, 2025, the Joint Venture had total assets of $287,330, total liabilities of $344,488, and total deficit of $(57,158).

For the fiscal year ended March 31, 2026, the Joint Venture had operating revenue of $0, cost of goods sold of $0, operating costs of $143, and net loss of $143. Under the equity method, net loss attributable to the Company was $0, resulting in a share of loss in joint venture of $70 in the consolidated statement of operations for the fiscal year ended March 31, 2026.

For the fiscal year ended March 31, 2025, the Joint Venture had operating revenue of $54,027, cost of goods sold of $36,801, operating costs of $47,732, and net loss of $30,506. Under the equity method, net loss attributable to the Company was $14,948, resulting in a share of loss in joint venture of $14,948 in the consolidated statement of operations for the fiscal year ended March 31, 2025.

During the years ended March 31, 2026 and 2025, the following related party transaction occurred: the Company’s China subsidiary had sales to Heroix of $0 and $42,754, respectively. As of March 31, 2026 and 2025, respectively, the Company’s China subsidiary had no accounts receivable from Heroix and had no accounts payable to Heroix, and held prepayments from Heroix for unshipped orders of $0 and $7,293.

Note 17. Disaggregation of Revenue

Revenue streams from performance obligations included in net sales as of March 31, 2026 and 2025, in the consolidated statements of operations are as follows:

	March 31, 2026	March 31, 2025
SALES
Omni Pro units and accessories, net of discounts	$162,592	$60,041
Omniverse credits	137,143	214,257
Omni Care program	175,333	130,990
Omni Arena	653,491	429,927
Omni One	2,732,009	2,755,223
Resale activity	392,075	-
NET SALES	$4,252,643	$3,590,438

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 18. Segment Reporting

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

Note 19. Patents

As of March 31, 2026, the Company owns fifteen issued utility patents and ten issued design patents, and five additional applications are still pending. Four of the patents are also issued internationally in one or more countries, including Australia, Brazil, China, South Korea, Russia, Europe, and India.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 20. Subsequent Events

Management has evaluated subsequent events through June 25, 2026, the date the consolidated financial statements were available to be issued.

Between April and June 2026, the Company issued an aggregate of 12,000 shares of Class A common stock to FMW Media Works LLC (“New To The Street”) pursuant to that certain agreement entered into in connection with a 12-month marketing and media services engagement. These shares were issued as restricted securities in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction not involving a public offering to an accredited investor.

Between April 6, 2026 and May 6, 2026, Jan Goetgeluk, the Company’s Chief Executive Officer (“CEO”), Chairman and founder, sold an aggregate of 500,000 shares of the Company’s Class A common stock pursuant to a Rule 10b5-1 trading arrangement that was effective January 6, 2026. Mr. Goetgeluk has informed the Company that he does not currently intend to adopt a new Rule 10b5-1 trading arrangement or sell additional shares of the Company’s Class A common stock.

Between April 10, 2026, and April 22, 2026, Streeterville Capital, LLC exercised portions of its Equity Financing Warrant to purchase an aggregate of 230,000 shares of Class A common stock at an exercise price of $6.00 per share, for aggregate proceeds to the Company of $1,380,000.

Between May 1, 2026 and May 27, 2026, Streeterville Capital, LLC made partial redemptions in connection with the Exchange Agreement pursuant to which new promissory notes in the principal amount of $284,500 were partitioned from the Exchange Note and exchanged for 93,333 shares of Class A common stock issued free of any restrictive securities legend pursuant to Rule 144, reducing the outstanding balance of the Exchange Note by $284,500.

On May 22, 2026, the Company entered into an agreement with Streeterville Capital, LLC in which the three outstanding secured convertible promissory notes converted fully into a second Pre-Paid Purchase (the “PPP #2”). The terms of PPP #2 are identical to that of the original PPP funded on January 27, 2026. After the conversion, the three secured convertible promissory notes had no remaining outstanding balance, while PPP #2 had an outstanding balance totaling $3,471,923. In connection with conversion into the second Pre-Paid Purchase, all existing liens on the Company’s assets were released, and the second Pre-Paid Purchase is unsecured.

On June 1, 2026, the Company entered into amendments to the Equity Financing Warrant, the Second Debt Financing Warrant, and the Third Debt Financing Warrant to purchase shares of Class A common stock (collectively, the “Warrant Amendments”) with Streeterville Capital, LLC amending the exercise price and extending the Reduced Exercise Price Period to each such warrant. Each of the warrants listed above was previously amended to establish a reduced exercise price period (the “Reduced Exercise Price Period”) during which the exercise price was amended to $6.00 per Warrant share. The Warrant Amendments further reduced the exercise price to $4.00 per Warrant share and extended the Reduced Exercise Price Period to the expiration date of the warrants of July 27, 2026. As a result of the Warrant Amendments, the Company recognized an incremental fair value adjustment of approximately $424,403 as financing expense, with a corresponding increase to additional paid-in capital, subsequent to the fiscal year ended March 31, 2026.

No additional material events were identified which require adjustment or disclosure in the consolidated financial statements.