Form 10-K/A
period 2026-03-31
Virtuix Holdings Inc.
filed 2026-07-29
CIK 1606242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of July 28, 2026, the registrant had a total of 29,857,526 shares of Class A common stock, $0.001 par value, issued and outstanding, and 4,000,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Virtuix Holdings Inc. (the “Company”) for the fiscal year ended March 31, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2026 (the “Original Form 10-K”), solely to include the information required by Part III, Items 10 through 14, of Form 10-K.

The Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from the Company’s definitive proxy statement if the proxy statement is filed no later than 120 days after the end of the fiscal year covered by the Original Form 10-K. The Company is filing this Amendment because it will not file a definitive proxy statement containing the Part III information within that period.

This Amendment amends and restates in its entirety Part III, Items 10 through 14, and amends Part IV, Item 15, of the Original Form 10-K to include currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith as Exhibits 31.1 and 31.2, respectively. The cover page is also amended to update the number of shares outstanding as of the latest practicable date and to remove the statement that information is incorporated by reference from the Company’s definitive proxy statement.

Because no financial statements or other financial information are included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not included because no financial statements are being filed with this Amendment.

Except as expressly set forth in this Amendment, no other changes have been made to the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

MARCH 31, 2026

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Jan Goetgeluk	42	Chief Executive Officer and Chairman
Thomas McGinnis	34	Chief Financial Officer
David Allan	59	Chief Operating Officer, President and Director
Lauren Premo	38	Chief Marketing Officer
Cameron Slayter	33	Chief Product Officer
Ugo de Charette	49	Director
John Cunningham	58	Director
Parthkumar Jani	37	Director
Brett Moyer	68	Director
Randolph Read	74	Director

Jan Goetgeluk, Chief Executive Officer and Chairman

Jan Goetgeluk is the founder, Chief Executive Officer, and Chairman of Virtuix. He has served in the position of Chief Executive Officer and as a director since February 2013. Mr. Goetgeluk also served as Chief Financial Officer from July 2025 to October 2025.

Prior to founding Virtuix, Mr. Goetgeluk was an Investment Banking Associate at J.P. Morgan from May 2010 to February 2013. From September 2006 to July 2007, he was a Project Engineer at the Belgian logistics conglomerate, Katoen Natie.

He holds a Bachelor of Science degree in Mechanical Engineering and a Master of Science degree in Mechanical Engineering & Industrial Management from Ghent University. Mr. Goetgeluk also received a Master of Business Administration from Rice University.

Thomas McGinnis, Chief Financial Officer

Mr. McGinnis has served as Chief Financial Officer of the Company since October 2025. From April 2021 to August 2025, Mr. McGinnis served as Controller of Ammo, Inc., where he managed the company’s SEC reporting process, oversaw Sarbanes-Oxley internal controls compliance, and led all aspects of financial reporting, including supporting the successful sale of the business. From September 2019 to April 2021, he was an auditor with Durbin & Company, where he focused on financial statement audits.

Mr. McGinnis holds a Bachelor of Science degree from Arizona State University and a Master of Science degree from the University of Texas at Dallas. He is a Certified Public Accountant licensed by the Texas State Board of Public Accountancy.

David Allan, Chief Operating Officer, President and Director

David Allan has served as a director of the Company since December 2016. He was appointed President and Chief Operating Officer of Virtuix in December 2013 and served until September 2024, when he resigned from these two roles to concentrate on Asian operations. He was reappointed President and Chief Operating Officer in July 2025. During the interval from September 2024 to July 2025, Mr. Allan continued to serve as Virtuix’s Managing Director of Asian Operations, a position he has held since joining Virtuix in August 2013.

Prior to joining Virtuix, Mr. Allan was Vice President at ERP Power LLC, a California-based manufacturer of power supplies and LED light engines, from June 2008 to January 2012. In that role, he established the company’s wholly owned factory in Zhuhai, China and contributed to the company’s growth to approximately $50 million in annual sales and 700 employees, culminating in the company’s acquisition by a private equity firm. From January 2006 to May 2008, Mr. Allan served as Regional Materials Manager at Flextronics (now called Flex), a Fortune 500 manufacturer, where he managed the supply chain for Flextronics plants in China and Malaysia that produced products for top-tier customers such as Apple and Dell. He also spent twelve years as co-owner of a Taiwan-based OEM hardware business.

Mr. Allan holds a Bachelor of Applied Science in Systems Design Engineering from the University of Waterloo, Canada. He is fluent in Mandarin and divides his time between Virtuix’s subsidiaries in Taipei, Taiwan, Hong Kong, and Zhuhai, China.

Lauren Premo, Chief Marketing Officer

Lauren Premo has served as Chief Marketing Officer of the Company since March 2026. Ms. Premo served as Head of Marketing of the Company from November 2023 until March 2026, when her title was changed to Chief Marketing Officer. From April 2022 to August 2023, Ms. Premo served as Senior Director of Brand Marketing at Turtle Beach, where she led global brand marketing for the Roccat brand, overseeing marketing strategy, communications, partnerships, events, and creative content. In this role, she directed cross-functional teams to execute global go-to-market initiatives and data-driven marketing campaigns across digital, social, PR, and events.

From 2014 to 2022, Ms. Premo held positions of increasing responsibility at Corsair Gaming, Inc., including Senior Director of Software and Services and Director of Marketing, Gaming. During her tenure, she led global go-to-market strategies for gaming products and services, managed multi-million-dollar budgets, oversaw global marketing and partnerships teams, and managed software and services businesses with full profit and loss responsibility. She also developed strategic partnerships with leading technology and gaming companies and supported long-term ecosystem growth initiatives.

Earlier in her career, Ms. Premo held business development and community management roles at Razer Inc., where she managed global partnerships, co-marketing campaigns, and esports and influencer programs. She began her career as a Sales Manager at Portable Power Systems, where she managed national customer accounts and contributed to sales growth.

Ms. Premo holds a Bachelor of Science degree in Business Administration with a concentration in Marketing from the University of Colorado at Boulder.

Cameron Slayter, Chief Product Officer

Cameron Slayter has served as Chief Product Officer of the Company since March 2026. Mr. Slayter has served at the Company since 2014 in roles of increasing responsibility, including as Creative Director and previously as a Game Designer. During his tenure, he has led the Company’s game development team and directed the creation of multiple titles for the Company’s content platforms, and he has overseen visual product design and UI/UX for the Company’s software platforms.

Mr. Slayter holds a Bachelor of Science degree in Visualization, Game and Interactive Media Design from Texas A&M University and completed specialized study in Game Design and Production Management at the University of Abertay in Dundee, Scotland

Ugo de Charette, Director

Mr. de Charette has served on our board since April 2024. From April 2005 to October 2024, he was the General Manager at Tous Contes Fees, where he managed a catalogue of musical rights. Mr. de Charette has experience managing investments in a diverse portfolio of media, technology, and real estate investments. Mr. de Charette holds a B.A. in International Economics and International Affairs from the American University in Paris, France, and currently resides in Dubai, United Arab Emirates. He brings a global perspective and deep experience in investment management and international business to his board service.

John Cunningham, Director

Mr. Cunningham joined our Board in October 2025. Since January 2026, Mr. Cunningham has served as Chief Growth Officer at Sabel Systems Technology Solutions. Since October 2023, Mr. Cunningham has also served as founder and Chief Executive Officer of Spatial Synergy, a technology consulting and services firm focused on digital transformation solutions for defense and manufacturing clients. In that role, he has overseen the establishment of U.S. operations for Virtualware (USA), advised U.S. defense integrators on product development and go-to-market strategies, and led business development for a medical AI company entering U.S. Defense Healthcare. From June 2020 to October 2023, Mr. Cunningham was Head of Government and Aerospace at Unity Technologies, where he launched and built Unity’s federal and aerospace business. From 2017 to 2020, Mr. Cunningham served as Chief Revenue Officer of The DiSTI Corporation, where he co-led a strategic pivot from government-focused perpetual software licensing to a SaaS model targeting commercial markets, restructured the business into three lines of business, and expanded global partnerships. Mr. Cunningham holds an M.B.A. in Technology Management from the University of Phoenix and a B.S. in Data Processing from Florida Agricultural & Mechanical University.

Parthkumar Jani, Director

Mr. Jani has served on our board since July 2023. Mr. Jani founded JC Team Capital, a venture fund with interests and investments in the entertainment, hospitality, and real estate industries, in February 2018 and currently serves as its Chief Executive Officer. As the leader of JC Team Capital, Mr. Jani brings significant expertise in managing diverse investment portfolios and strategic growth across multiple sectors. Mr. Jani holds a B.A. in Business Administration from Centennial College in Toronto, Canada.

Brett Moyer, Director

Brett Moyer has served as a member of the Virtuix board of directors since March 2026. Mr. Moyer has more than two decades of executive leadership experience with public and private technology companies, with a particular focus on corporate strategy, mergers and acquisitions, and financial management. Since January 2025, Mr. Moyer has served as Chief Financial Officer of Datavault AI Inc. (Nasdaq: DVLT), where he is responsible for financial reporting, mergers and acquisitions, and executive compensation matters. From July 2018 through December 2024, Mr. Moyer served as Chief Executive Officer of WiSA Technologies, Inc. (Nasdaq: WISA). Prior to WiSA Technologies, Mr. Moyer served as Chief Executive Officer of Summit Semiconductor, a private company, and previously served as Chief Executive Officer of Focus Enhancements, a public company. Over the course of these roles, Mr. Moyer has led or participated in capital-raising activities totaling more than $500 million across multiple companies. Mr. Moyer also currently serves as a director of Ryvyl, a publicly traded company, a position he has held since June 2025. In addition, Mr. Moyer serves as a member of the audit committee of Ryvyl.

Mr. Moyer brings to the Board extensive experience as a public company chief executive officer and chief financial officer, as well as significant expertise in financial reporting, capital markets transactions, and corporate governance. The Board believes Mr. Moyer’s depth of executive leadership experience and financial acumen qualify him to serve as a director. Mr. Moyer holds a B.A. in Economics from Beloit College and an M.B.A. from Thunderbird School of Global Management.

Randolph Read, Director

Randolph C. Read has been President and Chief Executive Officer of International Capital Markets Group, Inc. for more than five years and has been President and Chief Executive Officer of Nevada Strategic Credit Investments, LLC for more than five years. Mr. Read has served as an independent director of Virtuix Holdings Inc. and Chairman of its Audit Committee since August 2025, and as a member of its Acquisition Committee since its formation on April 30, 2026.

Mr. Read has served since November 2018 as an independent manager/director and Chairman of the Board of Managers of New York REIT Liquidating LLC, a successor to New York REIT, Inc., a publicly traded (NYSE) real estate investment trust, where Mr. Read served as an independent director from December 2014 to November 2018, including as Chairman of its Board of Directors from June 2015 to November 2018. Mr. Read has also served as an independent Director of Roman DBDR Acquisition Corp. II since April 2026. Mr. Read previously served as an independent Director of SandRidge Energy, Inc. from June 2018 to June 2026. He also previously served as Chairman of the Board of Enzon Pharmaceuticals, Inc. from August 2020 to March 2026, until its merger with Viskase Companies, Inc., upon which Enzon was renamed Viskase Holdings, Inc., and continued to serve on the board through April 2026. Mr. Read also previously served as an independent director of Luby’s Inc. from August 2019 to August 2021.

Mr. Read has previously served as President of a variety of other companies and has previously served on a number of public and private company boards. Mr. Read is admitted as a Certified Public Accountant and has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.

Mr. Read’s significant business experience as a director and an executive officer of entities in a variety of industries, as well as capital markets, governance, and operations experience, in addition to his knowledge, financial expertise and leadership qualities and roles, make him well qualified to serve on the Board.

Number and Terms of Office of Officers and Directors

Our business and affairs are managed under the direction of our Board. Our Board currently consists of seven (7) directors. The number of directors may be determined by our Board, subject to the terms of our Certificate and bylaws, which provide that the number of directors be determined exclusively by a resolution adopted by directors constituting a majority of the total number of authorized directors, whether or not there exist any vacancies in previously authorized directorships.

In accordance with the terms of our Certificate, the Board is divided into three classes, Class I, Class II and Class III, with only one class of directors being elected in each year and each class serving a three-year term. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Mr. Charette, Mr. Jani and Mr. Cunningham were appointed to serve as Class I directors, with terms expiring at the Company’s 2026 annual meeting of stockholders. Mr. Allan and Mr. Read were appointed to serve as Class II directors, with a term expiring at the Company’s 2027 annual meeting of stockholders. Mr. Goetgeluk and Mr. Moyer were appointed to serve as Class III directors, with a term expiring at the Company’s 2028 annual meeting of stockholders. The Board is authorized for seven (7) seats, seven (7) of which are filled.

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Director Independence

Under the applicable Nasdaq Stock Market LLC rules (the “Nasdaq rules”), a director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Mr. Read, Mr. Jani, and Mr. Moyer has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making these determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our common stock.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years required to be disclosed pursuant to Item 401(f) of Regulation S-K.

There have been no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Committees of the Board of Directors and Board Meetings

The Board held fourteen meetings during the fiscal year ended March 31, 2026. All directors serving on the Board in 2026 attended at least 75% of the total number of meetings of the Board and the total number of meetings of the committees on which he or she served during the time they served on the Board with the exception of John Cunningham, who attended 67% of the meetings of the Board. Under our corporate governance guidelines, each director is expected to devote the time necessary to appropriately discharge his or her responsibilities and to prepare for and, to the extent possible, attend and participate in all meetings of the Board and Board committees on which he or she serves.

Audit Committee

The current members of our audit committee are Randolph Read, Parthkumar Jani, and Brett Moyer. Mr. Read serves as the chairman of the committee. The audit committee held seven meetings during the fiscal year ended March 31, 2026. Our Board has determined that each member of the audit committee is “independent” as that term is defined in Nasdaq rules and has sufficient knowledge in financial and auditing matters to serve on the audit committee. In addition, our board of directors has determined that each member of the audit committee meets the heightened independence requirements for audit committees required under Section 10A of the Exchange Act and related SEC and Nasdaq rules. Our Board has determined that Mr. Read is an “audit committee financial expert,” as defined under the applicable rules of the SEC. The audit committee’s responsibilities include:

●	appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

●	recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our annual report on Form 10-K;

●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

●	reviewing quarterly earnings releases.

Special Committee for Potential Acquisitions

The current members of the Acquisition Committee are Jan Goetgeluk, David Allan and Randolph Read. The Acquisition Committee was established by the Board on April 30, 2026, pursuant to Section 141(c) of the Delaware General Corporation Law, to review, evaluate, negotiate and determine whether to approve strategic transactions, including acquisitions, investments, joint ventures and related financings in the defense industry (each, a “Potential Transaction”). No Potential Transaction may be entered into, approved or consummated without the prior approval of the Acquisition Committee, and the Acquisition Committee reports regularly to the Board regarding its activities and determinations. Each member of the Acquisition Committee holds office until his successor is appointed or his earlier resignation.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on our website at http://invest.virtuix.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, and the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is posted on our website at http://invest.virtuix.com.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board is currently chaired by Jan Goetgeluk, who also serves as our Chief Executive Officer. Our corporate governance guidelines provide the flexibility for our board of directors to modify our leadership structure in the future as it deems appropriate.

One of the key functions of our Board is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through the audit committee of the Board that addresses risks inherent in its area of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure, and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements.

Item 11. Executive Compensation.

The following table represents information regarding the total compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended March 31, 2025 and March 31, 2026:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock awards(2) ($)	Option Awards(2) ($)	Non-equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Jan Goetgeluk	2026	306,657	50,000	—	—	70,000	21,325	447,982
Chief Executive Officer and Chairman of the Board	2025	250,000	—	—	—	—	—	250,000
David Allan	2026	326,944	50,000	622,500	—	70,000	—	1,069,444
President and Chief Operating Officer	2025	300,000	—	—	1,120,500	—	—	1,420,500
Lauren Premo	2026	223,440	—	190,900	—	—	2,200	416,540
Head of Marketing	2025	200,292	—	—	26,145	5,660	—	232,097

(1)	Amounts reported in this column for 2026 represent the amount of a one-time cash bonus of $50,000 paid to each of Mr. Goetgeluk and Mr. Allan upon the consummation of the Company’s direct listing in accordance with each of their employment agreements, as described in the section titled “Employment Arrangements with our Named Executive Officers — Jan Goetgeluk and David Allan” below.

(2)	The amounts reported in this column for 2026 represent the grant date fair value of restricted stock units awarded to Mr. Allan and Ms. Premo under the 2025 Omnibus Plan. The amounts reported in this column for 2025 represent the grant date fair value of incentive stock options (for Ms. Premo) and nonstatutory stock options (for Mr. Allan) issued under the 2025 Long-Term Incentive Plan. The grant date fair value of the options and stock awards has been determined in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. With respect to the amounts reported in these columns, there can be no assurance that these values will ever be realized. We provide information regarding the assumptions used to calculate the value of the stock options granted in Note 13 to our audited financial statements in our Form 10-K for the year ended March 31, 2026.

(3)	Amounts reported for Mr. Goetgeluk and Mr. Allan represent cash bonuses earned for the fiscal year ended March 31, 2026 based on the Company’s revenue for such fiscal year in accordance with each of their employment agreements, as described in the section titled “Employment Arrangements with our Named Executive Officers — Jan Goetgeluk and David Allan” below. The amount reported for Ms. Premo represents a sales performance bonus earned based on the achievement of performance targets for the fiscal year ended March 31, 2025.

(4)	The amount reported for Mr. Goetgeluk represents the cost of Company-reimbursed health insurance paid on his behalf. The amount reported for Ms. Premo represents the amount of 401(k) plan matching contributions made by the Company on her behalf.

Other Elements of Compensation

Retirement Plans

The Company sponsors the Virtuix Inc. 401(k) savings plan, which is available to all of our U.S.-based employees, including our named executive officers based in the U.S., who are eligible to participate in the Virtuix Inc. 401(k) plan on the same terms as other full-time employees.

Employee Benefits

The Company’s named executive officers who are based in the U.S. are eligible to receive the same employee benefits that are generally available to all full-time, U.S.-based employees, subject to the satisfaction of certain eligibility requirements. In structuring these benefit plans, the Company seeks to provide an aggregate level of benefits that are comparable to those provided by similar companies.

Employment Arrangements with our Named Executive Officers

Jan Goetgeluk and David Allan

In connection with our direct listing, we entered into employment agreements with Mr. Goetgeluk and Mr. Allan, each with an initial term of three years, effective as of September 17, 2025. Upon expiration of the initial term, these agreements will automatically renew for successive one-year terms unless either we or the executive officer provides written notice of non-renewal at least 120 days prior to the expiration of the then-current term.

Each of Mr. Goetgeluk and Mr. Allan is entitled to a base salary of $350,000 that is subject to annual review by the Board (or a duly authorized committee). In connection with the consummation of our direct listing, each executive received a one-time cash bonus of $50,000. For the fiscal year ended March 31, 2026, each executive was eligible to earn an annual cash bonus of up to $140,000 based on the Company’s revenue for such fiscal year. Based on the Company’s actual revenue performance for such fiscal year, each earned a bonus of $70,000. For subsequent fiscal years, each executive is eligible to receive a target annual cash bonus equal to 40% of base salary, subject to achievement of performance objectives established annually by the Board. Each executive is also eligible to receive annual equity awards under the 2025 Omnibus Plan with a target grant date value equal to 60% of base salary, in the form of restricted stock units.

In the event of a termination without cause or a resignation for good reason, each executive is entitled to receive six months of continued base salary, any earned but unpaid annual bonus for the prior fiscal year, and for Mr. Goetgeluk, payment of continuation coverage under COBRA for up to six months, subject in each case to execution of a release of claims and continued compliance with applicable restrictive covenants. In the event of termination due to death or disability, substantially similar severance benefits are payable to the executive’s estate or legal representative. No severance is payable upon a termination for cause or a resignation without good reason.

In addition, Mr. Allan’s employment agreement provides that he is entitled to a one-time grant of 375,000 restricted stock units, which was granted in October 2025 and vested in full on July 27, 2026. The agreement also provides that, upon each exercise of any portion of his existing vested stock options, Mr. Allan will receive a cash bonus equal to the aggregate exercise price paid in connection with such exercise.

Lauren Premo

We have entered into an offer letter with Ms. Premo, dated November 11, 2023, pursuant to which Ms. Premo served as our Head of Marketing until March 2026 when her title changed to Chief Marketing Officer. Ms. Premo’s employment pursuant to the agreement is “at-will” and is terminable by either party for any reason and with or without notice. The Company does not maintain a formal companywide severance plan. As a standard practice, the Company typically provides certain employees, including executive officers whose employment arrangements do not include an explicit severance commitment, severance pay consisting of four weeks’ base salary upon signing of an exit agreement in the event that such employee’s employment with the Company terminates without cause.

Outstanding Equity Awards at March 31, 2026(1)

The following table presents information regarding outstanding equity awards held by our named executive officers as of March 31, 2026:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(2)	Number of Securities Underlying Unexercised Options Unexercisable(2)	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested (#)(3)	Market value of shares of units of stock that have not vested ($)(3)
Jan Goetgeluk	—	—	—	—	—	—
David Allan	1,500,000	—	$1.66	January 24, 2035	—	—
	—	—	—	—	375,000	2,538,750
Lauren Premo	17,500	17,500	$1.66	January 24, 2035	—	—
	—	—	—	—	115,000	778,550

(1)	All stock options were granted under the 2025 LTIP, as described in more detail under “Equity Compensation Plans — 2025 Long-Term Incentive Plan” above. All of the stock options were granted with a per-share exercise price equal to the fair value of one share of the Company’s common stock on the date of grant, as determined in good faith by the Board. In making this determination, the Board relied on an independent third-party valuation prepared in accordance with Section 409A of the Code to assess the fair market value of the Company’s common stock as of the applicable grant date.

(2)	On January 25, 2025, the Company granted to Mr. Allan and Ms. Premo the option to purchase the number of shares of common stock reflected above. Fifty percent of the options vest on the second anniversary of the vesting commencement date with the balance vesting and becoming exercisable in a single installment on the third anniversary, in each case subject to the individual’s continued employment with the Company through the applicable vesting date. For Mr. Allan, the vesting commencement date is August 12, 2013, and for Ms. Premo, November 27, 2023. The options granted to Mr. Allan were classified as nonstatutory stock options, while the options granted to Ms. Premo were classified as incentive stock options.

(3)	On October 9, 2025, the Company granted the number of restricted stock units reflected above to Mr. Allan and Ms. Premo pursuant to the 2025 Omnibus Plan. Mr. Allan’s award was granted pursuant to the terms of his employment agreement with the Company. In the case of Mr. Allan, the restricted stock units vested in full on July 27, 2026, six months following the first day of public trading of the Company’s common stock. In the case of Ms. Premo, the restricted stock units vest 25% on January 27, 2027, with the remaining 75% vesting in 12 equal quarterly installments thereafter.

Director Compensation

Non-employee Director Compensation Table

The following table presents the total compensation for each person who served as a non-employee member of our board of directors during the fiscal year ended March 31, 2026. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in the fiscal year ended March 31, 2026 for their services as members of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards ($)	Total ($)
John Cunningham	—	149,993	—	149,993
Ugo de Charette	—	—	—	—
Giri Devanur(3)	5,355	—	—	5,355
Parthkumar Jani	—	—	—	—
Michael Bradley McGovern(2)	—	—	—	—
Brett Moyer	2,000	125,000	—	127,000
Randolph Read	18,000	74,700	—	92,700

(1)	The aggregate number of outstanding shares of restricted stock units as of March 31, 2026 is as follows: Mr. Moyer — 16,600; Mr. Cunningham — 17,142; Mr. Read — 45,000.

(2)	Mr. McGovern ceased serving as a member of the Board as of July 15, 2025.

(3)	Mr. Devanur ceased serving as a member of the Board as of December 26, 2025.

In connection with our direct listing, we entered into individual offer letters with Randolph Read (effective July 27, 2025), Giri Devanur (effective August 20, 2025 and terminated on December 26, 2025 upon Mr. Devanur’s resignation), and John Cunningham (effective October 9, 2025) to provide compensation intended to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align their interests with those of our stockholders. Following our direct listing, we entered into an individual offer letter with Brett Moyer to provide compensation for the same purposes. Each arrangement is for an indefinite term and is subject to the director’s removal by us or our stockholders at any time in accordance with applicable law.

The offer letters described below reflect the applicable directors’ current compensation arrangements and other terms of their engagement.

Mr. Read is entitled to a cash retainer of $3,000 per month effective as of the first month following the Company’s direct listing (increased from $2,000 per month), and Mr. Moyer is entitled to a cash retainer of $2,000 per month. Each of Mr. Read, Mr. Moyer, and Mr. Cunningham is also eligible to receive annual equity awards under the 2025 Omnibus Plan with a grant date fair value equal to $125,000, in the form of restricted stock units, except that Mr. Read’s first such annual award will be a grant of 20,000 restricted stock units. In the case of Mr. Read and Mr. Cunningham, the first such annual awards are outstanding and will vest in full on January 27, 2027, subject to continued service on the Board. In the case of Mr. Moyer, the first such annual award was granted on March 13, 2026, and will vest in full on the one-year anniversary of the grant date, subject to continued service on the Board.

In connection with our direct listing, Mr. Cunningham became eligible to receive a one-time stock grant, with a grant date value of $25,000, and Mr. Read, as Chairman of the Audit Committee, became eligible to receive a one-time grant of 25,000 restricted stock units, vesting one-third per year over three years unless Mr. Read is not renominated to the board, in which case the award will vest in full.

Each offer letter also provides for reimbursement of reasonable travel and other business expenses in connection with the applicable director’s duties as a board and committee member.

Equity Compensation Plans

The following summarizes the material terms of the Company’s equity compensation plans.

2014 Long-Term Incentive Plan

On April 7, 2014, our board of directors adopted the Virtuix Holdings Inc. 2014 Long-Term Incentive Plan (the “2014 LTIP”). The 2014 LTIP expired by its terms on April 7, 2024, ten years from its effective date. No new awards may be granted under the 2014 LTIP; however, awards granted under the 2014 LTIP that remained outstanding at the time of expiration continue to be governed by its terms.

As of March 31, 2026, there were 553,750 shares subject to outstanding options under the 2014 LTIP. These options remain exercisable in accordance with their original terms and vesting schedules.

2025 Long-Term Incentive Plan

On January 22, 2025, our board of directors adopted the 2025 LTIP. The 2025 LTIP provides for the grant of incentive stock options and nonstatutory stock options. In July 2025, our board of directors approved the suspension of new award grants under the 2025 LTIP. As a result, no additional equity awards will be granted under the 2025 LTIP, although previously granted awards under the plan remain outstanding and continue to be governed by their existing terms and conditions.

As of March 31, 2026, there were 1,635,000 shares subject to outstanding options under the 2025 LTIP, with a weighted-average exercise price of $1.66 per share. These options vest 50% on the second anniversary of each recipient’s vesting commencement date and the remaining 50% on the third anniversary, subject to continued employment. For a description of the Company’s current equity compensation plan, see “Equity Compensation Plans — 2025 Omnibus Incentive Plan” below.

2025 Omnibus Plan

On July 23, 2025 and August 6, 2025, our board of directors and stockholders, respectively, approved the 2025 Omnibus Plan. The 2025 Omnibus Plan is intended to promote the long-term success of Virtuix by aligning the interests of employees, directors and consultants with those of our stockholders, encouraging individual performance, fostering teamwork and enabling us to attract and retain the talent necessary to drive our growth following the direct listing of our common stock.

The 2025 Omnibus Plan authorizes the grant of a broad array of equity and cash-based awards, including incentive stock options, nonstatutory stock options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards (including performance-conditioned restricted shares and restricted stock units), other share-based awards and other cash-based awards, or any combination of the foregoing, each as determined by the plan administrator.

The 2025 Omnibus Plan initially reserves 4,000,000 shares of our common stock for issuance, subject to adjustment for stock splits, recapitalizations and similar events. Beginning January 1, 2026 and on the first trading day of each calendar year thereafter, the share reserve will automatically increase by a number of shares equal to three (3) percent of the total outstanding shares of our common stock on the last day of the immediately preceding calendar year, unless the board of directors determines prior to the date of increase that no such increase (or a lesser increase) will occur. Shares underlying awards that expire, are forfeited, or are settled in cash (including shares surrendered or withheld to cover exercise prices or tax withholding obligations) generally become available again for future awards under the 2025 Omnibus Plan; however, shares tendered to pay an exercise price, withheld to satisfy tax obligations, or repurchased on the open market with option proceeds will not again become available for issuance.

The board of directors administers the 2025 Omnibus Plan and may delegate its authority to a committee of the board or, within prescribed limits, to one or more officers. The administrator has broad discretionary authority to, among other things: select eligible participants; determine the type, size and terms of awards (including performance goals, vesting conditions, exercise prices and expiration dates); accelerate or extend vesting or exercise; interpret and amend the plan and outstanding awards; and establish rules for plan administration.

Options and stock appreciation rights (“SARs”) granted under the 2025 Omnibus Plan must have an exercise price (or base price, in the case of SARs) at least equal to the fair market value of our common stock on the date of grant (110 percent of fair market value for incentive stock options granted to holders of 10 percent or more of our total voting power). Options and SARs may have a term of up to ten years, except that incentive stock options granted to 10 percent stockholders may not exceed a five-year term. The administrator determines vesting schedules for all awards; however, stock options and other full-value awards are generally expected to vest over time or upon achievement of performance goals.

Upon certain changes in our capitalization (for example, stock splits, mergers or similar events), the administrator will make equitable adjustments to the number and type of shares reserved under the 2025 Omnibus Plan and to outstanding awards (including, as applicable, the number of shares and exercise prices). In connection with a change in control, the administrator may, in its discretion, provide for the assumption, substitution, cash-out or acceleration of outstanding awards, or for their termination if the exercise price equals or exceeds the consideration payable to stockholders.

The 2025 Omnibus Plan allows the administrator to establish procedures for satisfying tax-withholding obligations, including by withholding shares otherwise deliverable upon exercise, vesting or settlement, or by accepting previously owned shares. Awards may be settled in shares, cash, or a combination of both, as provided in the applicable award agreement.

Unless earlier terminated by the board of directors, the 2025 Omnibus Plan will remain in effect until the day immediately preceding the tenth anniversary of its effective date, and no awards may be granted under the plan thereafter.

The foregoing summary of the 2025 Omnibus Plan is qualified in its entirety by reference to the full text of the plan, a copy of which is filed as exhibit 10.14 to our Registration Statement on Form S-1 (Registration No. 333-295753).

Compensation Recovery (Clawback) Policy

We have adopted a compensation recovery policy as required by Rule 10D-1 under the Exchange Act, and the corresponding listing standards of the Nasdaq, which provides for the mandatory recovery from current and former officers of incentive-based compensation that was erroneously awarded during the three fiscal years preceding the date that the Company is required to prepare an accounting restatement. The amount required to be recovered is the excess of the amount of incentive-based compensation received over the amount that otherwise would have been received had it been determined based on the restated financial measure. No accounting restatement during fiscal year 2026 triggered (or would have triggered) recovery of erroneously awarded compensation under the policy. A copy of the policy is filed as Exhibit 97.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of March 31, 2026, the end of our most recently completed fiscal year, with respect to compensation plans (including any individual compensation arrangements, of which there are none) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable upon exercise of outstanding options, warrants and rights)
Equity compensation plans approved by securityholders(1)	4,368,742	$1.40	2,901,886
Equity compensation plans not approved by security holders	—	—	—
Total	4,368,742	$1.40	2,901,886

(1)	Reflects 553,750 shares subject to outstanding options under the 2014 LTIP, 1,635,000 shares subject to outstanding options under the 2025 LTIP, and 2,179,992 shares subject to outstanding restricted stock units under the 2025 Omnibus Plan, in each case as of March 31, 2026. The 2014 LTIP has expired and the 2025 LTIP has been suspended for new grants; accordingly, shares remaining available for future issuance consist solely of shares available under the 2025 Omnibus Plan. Shares remaining available under the 2025 Omnibus Plan reflect 4,000,000 shares initially reserved under the 2025 Omnibus Plan, plus a 1,081,878-share evergreen increase effective January 1, 2026, less 2,179,992 shares subject to outstanding restricted stock units as of March 31, 2026. The weighted-average exercise price excludes restricted stock units because they do not have an exercise price.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth the beneficial ownership of our common stock as of July 28, 2026, for (i) each member of the Board of Directors, (ii) each NEO, (iii) each person known to us to be the beneficial owner of more than 5% of the Company’s securities and (iv) the members of the Board and the executive officers as a group.

The percentage ownership of common stock is based on 29,857,526 shares of Class A common stock and 4,000,000 shares of Class B common stock outstanding as of July 28, 2026.

The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the SEC. Under these rules, a person may be deemed to beneficially own any of our common stock as to which such person, directly or indirectly, has or shares voting power or investment power, and as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (1) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (2) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all common stock listed as owned by that person or entity, subject to applicable community property laws.

Unless otherwise indicated, the address of each of the executive officers and directors named below is c/o Virtuix Holdings Inc., 11500 Metric Blvd, Suite 430 Austin, TX 78758.

	Shares Beneficially Owned				Percentage
	Class A Common Stock		Class B Common Stock†		of Total Voting
Name of Beneficial Owner	Number	%	Number	%	Power†
Executive Officers and Directors
David Allan(1)	1,654,179	5.54%	—		*
John Cunningham(2)	—	—	—		—
Ugo de Charette(3)	3,888,002	13.02%	—		3.54%
Jan Goetgeluk(4)	—	—	4,000,000	100%	72.82%
Parthkumar Jani(5)	299,358	1.00%	—		*
Brett Moyer(6)	—	—	—		—
Lauren Premo(7)	17,500	*	—		*
Randolph Read(8)	—	—	—		—
All executive officers and directors as a group (10 persons)	5,694,039	19.07%	4,000,000	100%	78.00%
5% Stockholders
Jan Goetgeluk(4)	—	—	4,000,000	100%	72.82%
Ugo de Charette(3)	3,888,002	13.02%	—		3.54%
Streeterville Capital, LLC(9)	3,016,385	9.99%	—		2.75%

*	Represents less than 1%.

†	The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis, such that each holder of Class B common stock beneficially owns an equivalent number of shares of Class A common stock.

The percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as one class. Each holder of our Class A common stock is entitled to one vote per share and each holder of our Class B common stock is entitled to 20 votes per share. Holders of our Class A common stock and Class B common stock will vote together as one class on all matters submitted to a vote of our stockholders, except as otherwise expressly provided in our sixth amended and restated certificate of incorporation or required by applicable law.

(1)	Consists of (i) 1,375,000 shares of Class A common stock issuable pursuant to options that are exercisable within 60 days (reflecting the exercise of options for 125,000 shares on July 13, 2026 at an exercise price of $1.66 per share), (ii) 375,000 restricted stock units that vested in full on July 27, 2026 and (iii) 220,821 shares sold on July 28, 2026 at an average price of $1.79 per share pursuant to Mr. Allan’s 10b5-1 trading plan.

(2)	John Cunningham currently serves as a director of the Company.

(3)	Includes 3,888,002 shares of Class A common stock currently held.

(4)	Common stock holdings consist of 4,000,000 shares of Class B common stock held directly.

(5)	Includes 299,358 shares of Class A common stock held by JC Team Capital Inc. (“JC Team”). Parthkumar Jani, the Chief Executive Officer of JC Team, has the sole voting and investment discretion with respect to the shares held by JC Team. Mr. Jani disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein. The business address of JC Team and Mr. Jani is 80 Micro Ct #100, Markham, ON L3R 9Z5, Canada.

(6)	Brett Moyer currently serves as a director of the Company.

(7)	Lauren Premo currently serves as Chief Marketing Officer of the Company.

(8)	Randolph Read currently serves as a director of the Company.

(9)	Includes 10,000 shares held directly. The First Note includes: (i) 311,814 shares of Class A common stock issuable pursuant to the conversion of the principal and interest at maturity of the Note at an estimated conversion price of $7.44, (ii) 963,571 shares of Class A common stock issuable upon exercise of the Equity Financing Warrant, and (iii) 2,896,888 shares of Class A common stock issuable pursuant to the Pre-Paid Purchase. The Second Note includes: (i) 78,655 shares of Class A common stock issuable pursuant to the conversion of the principal and interest at maturity of the Note at an estimated conversion price of $7.44 and (ii) 114,285 shares of Class A common stock issuable upon exercise of the second debt financing warrant. The Third Note includes: (i) 78,655 shares of Class A common stock issuable pursuant to the conversion of the principal and interest at maturity of the Note at an estimated conversion price of $7.44 and (ii) 114,285 shares of Class A common stock issuable upon exercise of the third debt financing warrant. John M. Fife has voting and dispositive power over shares held by Streeterville. Streeterville is limited in its beneficial ownership to 9.99% of our Class A common stock. The address of Streeterville is 297 Auto Mall Drive Suite #4, St. George, Utah 84770.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions or series of transactions since April 1, 2024, or currently proposed transactions or series of transactions, to which we were, or will be, a party, in which the amount involved exceeded, or will exceed, $120,000, and in which any of our directors, executive officers, or to our knowledge, beneficial owners of 5% or more of our capital stock, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Related-Party Promissory Notes

In July 2024, as part of the 2024 Notes, the Company issued a subordinated promissory note to Ugo de Charette, a member of the Company’s board of directors, in the original principal amount of $100,000. The note is a non-convertible, subordinated promissory note that bears interest at a rate of 18% per annum and does not include a conversion feature. The note originally matured on December 31, 2024, but the maturity date was subsequently extended to June 30, 2025 and then further extended to December 31, 2025. On March 30, 2026, the outstanding balance on the note, including all accrued and unpaid interest, totaling $130,723, was paid in full.

On May 15, 2025, the Company borrowed $50,000 from Jan Goetgeluk, who serves as our Chief Executive Officer and Chairman, in the form of an unsecured promissory note in the principal amount of $50,000. This note was part of a bridge financing in which unaffiliated third-party investors also participated on identical terms. The promissory note bore interest at a rate of 18% per annum and matured on September 30, 2025. The proceeds from the note were used for general corporate purposes. The promissory note was unsecured and did not contain any financial covenants or security interests. The principal and accrued interest on the note were paid back in full on September 15, 2025.

On May 19, 2025, the Company borrowed $167,678 from Mieke Criel in the form of an unsecured promissory note in the principal amount of $167,678. Ms. Criel is the mother of Jan Goetgeluk, the Company’s Chief Executive Officer and Chairman. This note was part of the same bridge financing described above, in which unaffiliated third-party investors also participated on identical terms. The promissory note bore interest at a rate of 18% per annum and matured on September 30, 2025. The proceeds from the note were used for general corporate purposes. The promissory note was unsecured and did not contain any financial covenants or security interests. The principal and accrued interest on the note were paid back in full on September 15, 2025.

On October 15, 2025, as part of the Second 2025 Notes, the Company borrowed $50,000 from Jan Goetgeluk, who serves as our Chief Executive Officer and Chairman, in the form of an unsecured promissory note in the principal amount of $55,000. The Second 2025 Notes were offered on the same terms to unaffiliated third-party investors, who collectively invested approximately $1,275,000 in the offering. The promissory note bore interest at a rate of 6% per annum and matured on March 31, 2026 (as extended by the Company, in its sole discretion, from December 31, 2025). The note was convertible into Common Stock of the Company at a 15% discount to the Company’s Nasdaq listing price, at the option of either the noteholder or the Company. The promissory note was unsecured and did not contain any financial covenants or security interests. On March 30, 2026, the Company repaid in full all outstanding principal on the promissory note, together with all accrued and unpaid interest thereon, for an aggregate cash payment of $56,501. As of March 31, 2026, no amounts remained outstanding under the unsecured promissory note.

On November 24, 2025, as part of the Second 2025 Notes, the Company borrowed $175,000 from Mieke Criel in the form of an unsecured promissory note in the principal amount of $192,500. Ms. Criel is the mother of Jan Goetgeluk, the Company’s Chief Executive Officer and Chairman. As noted above, the Second 2025 Notes were offered on the same terms to unaffiliated third-party investors. The promissory note bore interest at a rate of 6% per annum and matured on March 31, 2026 (as extended by the Company, in its sole discretion, from December 31, 2025). The note was convertible into Common Stock of the Company at a 15% discount to the Company’s Nasdaq listing price, at the option of either the noteholder or the Company. The promissory note was unsecured and did not contain any financial covenants or security interests. On March 30, 2026, the Company repaid in full all outstanding principal on the promissory note, together with all accrued and unpaid interest thereon, for an aggregate cash payment of $196,487. As of March 31, 2026, no amounts remained outstanding under the unsecured promissory note.

The Company believes that the terms of these promissory notes issued to related parties were no less favorable to the Company than those obtained from unaffiliated third parties, as evidenced by the participation of unaffiliated investors in each of the note offerings described above on identical terms.

Class B Common Stock Exchange

On August 8, 2025, Virtuix entered into an exchange agreement with Jan Goetgeluk, the Company’s Chief Executive Officer, Chairman and founder. Pursuant to the agreement, Mr. Goetgeluk exchanged 5,500,000 shares of his Class A common stock of the Company for 5,500,000 shares of Class B common stock on a one-for-one basis (the “Exchange”).

The Class B common stock is identical to the Class A common stock in all respects except for voting rights. Each share of Class B common stock is entitled to twenty votes per share, whereas each share of Class A common stock is entitled to one vote per share. The Exchange did not result in any change to the total number of shares held by Mr. Goetgeluk, but it did increase his voting power in the Company. Following the Exchange, Mr. Goetgeluk held 5,500,000 shares of Class B common stock (and currently holds 4,000,000 shares of Class B common stock after (i) transferring 1,000,000 shares of Class B common stock, which automatically converted into 1,000,000 shares of Class A common stock upon the transfer, to a family member and (ii) converting 500,000 shares of Class B common stock into the same amount of Class A common stock) and no shares of Class A common stock, and controls a majority of the combined voting power of the Company’s outstanding capital stock. See “Description of Capital Stock.”

The Exchange was approved by the Company’s board of directors, except for Mr. Goetgeluk, who recused himself from any decisions of the board related to the Exchange, in accordance with the Company’s policies and procedures for related-party transactions. The terms of the Exchange were determined to be fair to the Company and consistent with the rights and preferences set forth in the Company’s Certificate.

From April 6, 2026, through May 6, 2026, Mr. Goetgeluk completed the sale of 500,000 shares of Class A common stock pursuant to a pre-established Rule 10b5-1 trading plan. As of the completion of the plan on May 6, 2026, Mr. Goetgeluk holds no shares of Class A common stock and 4,000,000 shares of Class B common stock.

Other than as described above, there were no other material related-party transactions with Mr. Goetgeluk during the periods presented.

Review, Approval, and Ratification of Related Party Transactions

Our audit committee is responsible for reviewing all related person transactions for potential conflict of interest situations and approving all such transactions. The audit committee charter provides that the audit committee shall review all related person transactions for potential conflicts of interest and approve all such transactions. In evaluating related person transactions, the audit committee considers, among other factors, whether the transaction is on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties, the extent of the related person’s interest in the transaction, and such other factors as the audit committee deems relevant.

We have also adopted a written code of business conduct and ethics that applies to our directors, officers and employees, which sets forth our policies and expectations regarding conflicts of interest, including transactions involving related persons. Our code of ethics requires that each person subject to the code promptly bring to the attention of the Chairman of the Board any actual or apparent conflicts between personal and professional relationships, including any significant ownership interest in any supplier or customer, any consulting or employment relationship with any supplier or customer, and any other financial transaction, arrangement or relationship involving the Company.

Director Independence

Under the applicable Nasdaq Stock Market LLC rules (the “Nasdaq rules”), a director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Mr. Read, Mr. Jani, and Mr. Moyer has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making these determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our common stock.

Controlled Company Status

Under Section 5615(c)(1) of the Nasdaq Listing Rules, a “controlled company” is a company in which more than 50% of the voting power for the election of Directors is held by an individual, a group, or another company. As of the date of this filing, Jan Goetgeluk holds sole voting power over 4,000,000 shares of our Class B common stock, which represents approximately 72.82% of the combined voting power of both classes of our common stock outstanding. Based on advice of counsel, our Board has determined that the Company is therefore a “controlled company” within the Nasdaq Listing Rules.

After reviewing the benefits and detriments of taking advantage of the exemptions to certain corporate governance rules available to a “controlled company” as set forth in the Nasdaq Listing Rules, our Board has determined to take advantage of those exemptions. In reliance on a “controlled company” exemption, the Company does not maintain a separate standing Nominating Committee or Compensation Committee.

Nominating and Compensation Committee Matters

As described above, in reliance on the “controlled company” exemption under Section 5615(c) of the Nasdaq Listing Rules, the Company does not maintain a separate standing nominating committee or compensation committee (or committees performing similar functions). Under Item 407(c) of Regulation S-K, because the Company does not have a standing nominating and corporate governance committee, the Board as a whole participates in the identification and evaluation of director candidates. The Board periodically reviews the appropriate skills and experience required for new board members, considering factors such as judgment, integrity, diversity, experience, and the interplay of the candidate’s qualifications with those of the existing Board. Security holders may recommend director candidates to the Board by writing to: Board of Directors, c/o Virtuix Holdings Inc., 11500 Metric Blvd, Suite 430 Austin, Texas 78758. There have been no material changes to the procedures by which security holders may recommend nominees since the Company last disclosed such procedures.

Under Item 407(e)(1) of Regulation S-K, because the Company does not have a standing compensation committee, the Board as a whole participates in the consideration of executive officer and director compensation. In particular, the Board (excluding any interested director with respect to his or her own compensation) reviews and approves the compensation of the Company’s executive officers, including base salary, annual bonus opportunities, equity awards, and severance and change-in-control arrangements. The Board also establishes and reviews the compensation of non-employee directors. The Board has determined that it is appropriate for the Company not to have a standing compensation committee at this time given the Company’s controlled company status and the size and early stage of its operations.

Item 14. Principal Accountant Fees and Services.

The firm of M&K CPAS, PLLC acts as our independent registered public accounting firm. The following is a summary of fees paid to M&K CPAS, PLLC for services rendered.

Audit Fees

During the fiscal years ended March 31, 2026 and 2025, fees for our principal accountant for professional services rendered for the audit of our annual consolidated financial statements, reviews of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods, and services normally provided in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $132,421 and $47,500, respectively.

Audit-Related Fees

During the fiscal years ended March 31, 2026 and 2025, M&K CPAS, PLLC did not render services to us for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported above under “Audit Fees.”

Tax Fees

During the fiscal years ended March 31, 2026 and 2025, M&K CPAS, PLLC did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the fiscal years ended March 31, 2026 and 2025, there were no other fees billed by M&K CPAS, PLLC for products or services other than those set forth above.

Pre-Approval Policies and Procedures

Our audit committee was formed in August 2025 in connection with our anticipated direct listing on the Nasdaq Global Market. Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm, and the fees for the services provided. The audit committee has considered whether the provision of non-audit services is compatible with maintaining M&K CPAS, PLLC’s independence and has concluded that it is. Since the formation of our audit committee, the audit committee has preapproved all the foregoing services. Prior to the formation of the audit committee, all such approvals and pre-approvals were performed by our Board of Directors (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents were filed as part of the Original Form 10-K filed with the SEC on June 25, 2026:

(1) Consolidated Financial Statements:

The consolidated financial statements of the Company, together with the report of the independent registered public accounting firm thereon, are set forth in Part II, Item 8 of the Original Form 10-K and are not being amended or refiled with this Amendment.

(2) Financial Statement Schedules:

All financial statement schedules were omitted from the Original Form 10-K because they were not applicable or not required, or because the required information was included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the Exhibit Index of the Original Form 10-K. The following additional exhibits are filed with this Amendment:

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Virtuix Holdings Inc.

By:	/s/ Jan Goetgeluk
Chief Executive Officer

July 29, 2026