Form 10-Q
period 2026-06-30
Virtuix Holdings Inc.
filed 2026-08-19
CIK 1606242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 18, 2026, the registrant had a total of 29,971,349 Class A common stock, $0.001 par value, issued and outstanding and 4,000,000 Class B common stock, $0.001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VIRTUIX HOLDINGS INC.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2026 AND MARCH 31, 2026 (UNAUDITED)

ASSETS

		March 31,
	June 30, 2026	2026 (As Revised)
CURRENT ASSETS
Cash and cash equivalents	$7,443,869	$9,471,288
Receivables, net of allowance for credit losses	465,403	379,289
Inventory	1,373,385	1,188,623
Prepaids and other current assets	764,516	897,109
TOTAL CURRENT ASSETS	10,047,173	11,936,309

NONCURRENT ASSETS
Property and equipment	1,414,460	1,413,294
Less: accumulated depreciation	(1,066,258)	(1,034,984)
Net property and equipment	348,202	378,310

Intangibles	2,802,690	2,797,741
Less: accumulated amortization	(1,370,066)	(1,258,387)
Net intangibles	1,432,624	1,539,354

Investment in joint venture	-	40,619

Other assets	50,975	87,264

Right-of-use asset - operating	701,512	779,514
TOTAL NONCURRENT ASSETS	2,533,313	2,825,061

TOTAL ASSETS	$12,580,486	$14,761,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2026 AND MARCH 31, 2026 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

		March 31,
	June 30, 2026	2026 (As Revised)
CURRENT LIABILITIES
Accounts payable	$662,290	$721,792
Accrued expenses	588,772	559,517
Deferred revenue	639,551	666,327
Gift card liability	445,744	446,252
Current portion of notes payable, net of discount and unamortized deferred loan costs	9,658,998	5,328,477
Derivative liabilities at fair value	1,900,649	2,709,817
Current portion of EIDL loan	576	570
Lease liability - operating	256,966	286,702
TOTAL CURRENT LIABILITIES	14,153,546	10,719,454

LONG-TERM LIABILITIES
Notes payable, net of discount and unamortized deferred loan costs	1,039,518	2,428,835
EIDL loan	23,371	23,517
Lease liability, net of current portion - operating	444,546	492,812
TOTAL LONG-TERM LIABILITIES	1,507,435	2,945,164

TOTAL LIABILITIES	15,660,981	13,664,618

STOCKHOLDERS’ (DEFICIT) EQUITY

Class A common stock, $.001 par value, 300,000,000 shares authorized at June 30, 2026 and March 31, 2026 and 28,898,026 and 28,562,693 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively	28,897	28,562
Class B common stock, $.001 par value, 50,000,000 shares authorized at June 30, 2026 and March 31, 2026 and 4,000,000 shares issued and outstanding at June 30, 2026 and March 31, 2026	4,000	4,000
Additional paid-in capital	83,403,609	80,410,625
Accumulated deficit	(86,517,001)	(79,346,435)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(3,080,495)	1,096,752

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$12,580,486	$14,761,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Three Months Ended June 30,
	2026	2025

SALES	$767,300	$1,032,136

COST OF GOODS SOLD	540,142	856,059

GROSS PROFIT	227,158	176,077

OPERATING EXPENSES
Selling expenses	738,978	1,049,658
General and administrative expenses	3,080,778	959,392
Research and development expenses	309,375	208,716

TOTAL OPERATING EXPENSES	4,129,131	2,217,766

LOSS FROM OPERATIONS	(3,901,973)	(2,041,689)

OTHER INCOME (EXPENSE)
Loss on disposal of assets	(5,132)	-
Interest income	163	185
Other income	9,002	-
Loss on extinguishment of debt	(431,224)	(122,864)
Loss on derecognition of equity method investment	(40,619)	-
Change in fair value of derivative liabilities	349,128	-
Change in fair value of debt	23,222	-
Interest expense	(2,539,592)	(119,299)
Financing expense	(584,150)	-

TOTAL OTHER EXPENSE, NET	(3,219,202)	(241,978)

PROVISION FOR INCOME TAX	49,391	23,418

SHARE OF LOSS IN JOINT VENTURE	-	(70)

NET LOSS	$(7,170,566)	$(2,307,155)

Weighted average common shares outstanding:
Basic and Diluted	32,787,960	8,259,732
Net loss per share:
Basic and Diluted	$(0.22)	$(0.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2025	21,688,242	$21,688	8,259,644	$8,259	-	$-	$61,668,608	$(62,492,590)	$(794,035)

Stock-based compensation	-	-	-	-	-	-	10,897	-	10,897

Exercise of common stock warrants	-	-	8,038	7	-	-	72	-	79

Issuance of preferred stock	303,435	304	-	-	-	-	1,493,569	-	1,493,873

Issuance of preferred stock for debt extinguishment	74,430	74	-	-	-	-	462,901	-	462,975

Issuance of warrants for debt extinguishment	-	-	-	-	-	-	122,864	-	122,864

Net loss	-	-	-	-	-	-	-	(2,307,155)	(2,307,155)

Balance at June 30, 2025	22,066,107	$22,066	8,267,682	$8,266	-	$-	$63,758,911	$(64,799,745)	$(1,010,502)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2026, as revised	-	$-	28,562,693	$28,562	4,000,000	$4,000	$80,410,625	$(79,346,435)	$1,096,752

Stock-based compensation	-	-	-	-	-	-	619,857	-	619,857

Exercise of common stock warrants, net of issuance costs	-	-	230,000	230	-	-	1,283,170	-	1,283,400

Issuance of common stock for debt extinguishment			93,333	93	-	-	402,739	-	402,832

Issuance of common stock for services	-	-	12,000	12	-	-	103,068	-	103,080

Warrant modification (financing expense)	-	-	-	-	-	-	584,150	-	584,150

Net loss	-	-	-	-	-	-	-	(7,170,566)	(7,170,566)

Balance at June 30, 2026	-	$-	28,898,026	$28,897	4,000,000	$4,000	$83,403,609	$(86,517,001)	$(3,080,495)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Three Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,170,566)	$(2,307,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	142,953	158,776
Amortization of discount on notes payable	2,052,255	973
Amortization of loan costs	270,970	1,125
Credit loss expense	6,094	36,918
Lease expense - right of use operating	78,002	68,170
Stock-based compensation	619,857	10,897
Change in fair value of derivative liabilities	(349,128)	-
Change in fair value of debt	(23,222)	-
Loss on disposal of assets	5,132	-
Loss on derecognition of the equity method investment	40,619	-
Share of loss in joint venture	-	70
Warrant modification expense	584,150	-
Loss on extinguishment of debt	431,224	122,864
Stock issuance in exchange for services	103,080	-
Payments on operating leases	(91,244)	(82,591)
Due from related parties	-	21,345
(Increase) decrease in assets:
Prepaid expenses and other current assets	132,593	17,993
Accounts receivable	(92,208)	(53,222)
Other assets	36,289	810
Inventory	(184,762)	292,557
Increase (decrease) in liabilities:
Accounts payable	(59,502)	351,188
Accrued expenses	186,627	193,645
Gift card liability	(508)	-
Operating lease liabilities	13,242	14,421
Deferred revenue	(26,776)	(339,906)
CASH USED IN OPERATING ACTIVITIES	(3,294,829)	(1,491,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchases of property and equipment	(6,298)	(1,304)
Cash paid for purchases of intangibles	(4,949)	(2,192)
CASH USED IN INVESTING ACTIVITIES	(11,247)	(3,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	-	1,493,873
Payments on short-term notes payable	(4,603)	(110,992)
Payments on long-term notes payable	(140)	(134)
Proceeds from short-term notes payable	-	217,678
Warrants exercised	1,380,000	79
Equity issuance costs	(96,600)	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,278,657	1,600,504

NET (DECREASE) INCREASE IN CASH	(2,027,419)	105,886

CASH AT BEGINNING OF PERIOD	9,471,288	477,908

CASH AT END OF PERIOD	$7,443,869	$583,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Three Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$150	$6,140
Enterprise income taxes paid to People’s Republic of China	$1,093	$1,316
Delaware franchise tax paid	$48,298	$22,102

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Debt extinguished for issuance of preferred stock	$-	$462,975
Reduction of debt and accrued interest through issuance of common stock	$284,500	$-
Issuance of common stock for debt extinguishment	$402,832	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 1. Nature of Operations

Virtuix Holdings Inc. (“Virtuix Holdings” or “VHI” or the “Company”) was formed on December 20, 2013 as a Delaware Corporation. The Company has a wholly-owned subsidiary, Virtuix Inc., a Delaware corporation formed on April 15, 2013. Virtuix Inc. develops AI-driven, full-body simulation systems, originally the Omni Pro, the first omni-directional treadmill that lets players walk and run freely in 360 degrees inside video games and other virtual worlds. In February 2019, the Company began to offer Omni Arena, a four-player esports attraction that includes four Omni Pro motion platforms. In January 2023, the Company started shipping beta units of Omni One, the first Omni entertainment system designed for the home. Virtuix Manufacturing, Limited (“VML”), a wholly-owned subsidiary, is a Hong Kong corporation that was formed to conduct manufacturing operations and transact USD-denominated business with suppliers. Virtuix Manufacturing (Zhuhai) Co., Ltd. (“VML_ZH”) was formed on July 28, 2016, and is a wholly-owned subsidiary of VML. VML_ZH is a Wholly Foreign-Owned Enterprise (“WFOE”) registered in Zhuhai, Guangdong, China that was formed to sell products to Chinese customers and transact CNY-denominated business with Chinese suppliers. Virtuix Manufacturing Taiwan Ltd. (“VMT”) was formed on January 17, 2023, and is a wholly-owned foreign subsidiary of VHI. VMT is a Taiwan corporation that was formed to employ staff in Taiwan and conduct manufacturing operations. Virtuix Arabia LLC (“VA”) was formed in June 2024, and is a 57.5% owned foreign subsidiary of VHI. VA has not yet begun operations.

In July 2016, the Company formed a joint venture with Hero Entertainment, a Chinese game publisher and esports operator, to develop active virtual reality content and product bundles for the Chinese and U.S. markets. The joint venture, named Heroix VR (Shanghai) Co., Ltd. (the “Joint Venture” or “Heroix”), was a Sino-foreign equity joint venture company established under the laws of the People’s Republic of China and registered in Shanghai. The Company held a 49% ownership interest and accounted for its investment using the equity method because it did not control the Joint Venture. Heroix commenced operations in October 2016.

To service the Chinese market more efficiently, Hero Entertainment and the Company transferred the China sales channel to the Company’s China subsidiary and initiated the process to dissolve Heroix during fiscal year 2026. During the quarter ended June 30, 2026, the Company received a Certification of Dissolution and Tax Clearance from the People’s Republic of China confirming that Heroix had been legally dissolved, liquidated, and deregistered, with its legal personality terminated effective September 29, 2025. Based on this information, the Company concluded that it no longer possessed an ownership interest in Heroix and, accordingly, derecognized its remaining equity method investment. The Company recognized a non-cash loss on derecognition of approximately $40,619 during the quarter ended June 30, 2026.

Note 2. Summary of Significant Accounting Policies

Revision of Previously Issued Financial Statements

In connection with the preparation and review of the Company’s financial statements for the quarter ended June 30, 2026, management, with the assistance of its accounting advisers, performed additional analysis of the accounting treatment of certain complex financing arrangements with Streeterville Capital, LLC. As a result of that analysis, management identified errors related principally to the accounting for embedded features in certain debt and other financing instruments under ASC 815, including the initial recognition and subsequent measurement of embedded derivative liabilities and the related accounting for the host instruments, the resulting allocation among the related debt host instruments, embedded derivatives and detachable warrants, and the related debt-discount amortization.

Management evaluated the errors, individually and in the aggregate, in accordance with ASC 250, Accounting Changes and Error Corrections, and SEC Staff Accounting Bulletins No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Management concluded that the errors were not material to the Company’s previously issued consolidated financial statements as of and for the year ended March 31, 2026. Accordingly, amendment of the previously issued financial statements was not required.

However, the Company has revised the previously reported March 31, 2026 financial information presented in this Quarterly Report to correct the errors. The revisions resulted principally in the recognition of embedded derivative liabilities, corresponding adjustments to the carrying amounts of the related debt instruments and debt discounts, adjustments to amounts recorded in additional paid-in capital related to detachable warrants, and the recognition of related interest expense and changes in fair value in the periods in which such amounts should have been recognized.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

The following table presents the effect of the revisions on the Company’s previously reported consolidated balance sheet as of March 31, 2026:

	As Previously Reported	Adjustment	As Revised
Balance Sheet Caption:
Current portion of notes payable, net of discount and unamortized deferred loan costs	$6,086,943	$(758,466)	$5,328,477
Derivative liabilities	—	$2,709,817	$2,709,817
Total current liabilities	$8,768,103	$1,951,351	$10,719,454
Total liabilities	$11,713,267	$1,951,351	$13,664,618
Additional paid-in capital	$82,307,384	$(1,896,759)	$80,410,625
Accumulated deficit	$(79,291,843)	$(54,592)	$(79,346,435)
Total stockholders’ equity	$3,048,103	$(1,951,351)	$1,096,752
Total liabilities and stockholders’ equity	$14,761,370	$—	$14,761,370

The revisions increased the Company’s net loss for the three months ended September 30, 2025 by $12,493, from $1,854,203 to $1,866,696, and increased the Company’s net loss for the three months ended December 31, 2025 by $81,699, from $2,730,944 to $2,812,643. On a cumulative basis, the revisions increased net loss for the six months ended September 30, 2025 by $12,493, from $4,161,358 to $4,173,851, and increased net loss for the nine months ended December 31, 2025 by $94,192, from $6,892,302 to $6,986,494. The corresponding net increases in total liabilities were $211,101 as of September 30, 2025 and $398,061 as of December 31, 2025, while the corresponding increases in accumulated deficit were $12,493 and $94,192, respectively, with the remaining effects reflected principally in additional paid-in capital. The revisions increased the Company’s net loss for the year ended March 31, 2026 by $54,592, from $16,799,253 to $16,853,845, and basic and diluted net loss per share remained approximately $0.73. The revisions did not affect the Company’s loss from operations and were noncash, with no effect on net cash used in operating, investing or financing activities or on the Company’s ending cash balance.

Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and the Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company’s fiscal year ends March 31.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as the Company’s annual consolidated financial statements for the fiscal year ended March 31, 2026. In the opinion of the Company’s management, these interim condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from these estimates.

The March 31, 2026 year-end condensed consolidated balance sheet data in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements and has been revised to correct immaterial errors as described under “Revision of Previously Issued Financial Statements” above. These condensed consolidated financial statements and notes do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended March 31, 2026 and the notes thereto included in the Company’s Annual Report on Form 10-K, dated June 25, 2026, on file with the Securities and Exchange Commission.

The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Management’s Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting reported amounts of assets, liabilities, revenues, and expenses, as well as disclosures of contingent items. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from these estimates.

Significant estimates and judgments include the valuation of embedded derivative liabilities and financial instruments measured at fair value, including assumptions regarding expected volatility, discount rates, expected term, probabilities and timing of contractual settlement features, and other market and instrument-specific inputs.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not generated profits since inception and has incurred net losses of $7,170,566 and $2,307,155 for the three months ended June 30, 2026 and 2025, respectively, and has accumulated deficits of $86,517,001 as of June 30, 2026. These factors, together with limited working capital and liquid assets relative to anticipated operating cash flow needs, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are available to be issued.

Management has taken several actions to support the Company’s ability to continue as a going concern, including:

1.	Continuing to ramp up marketing and sales of Omni One, with anticipated increased revenues from this product line; and

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

The Company’s contracts typically include product sales, installation services, support programs, or the sale of digital playtime credits. Each arrangement is evaluated to determine whether it contains one or more performance obligations. The majority of contracts involve a single performance obligation to transfer or install physical goods. Revenue is recognized when control transfers to the customer, which occurs as follows:

●	Omni Pro units and related accessories – revenue recognized upon shipment, when control and title pass.

●	Omni One units – revenue recognized upon shipment, consistent with the Company’s shipping terms.

●	Omni Arena systems – revenue recognized upon installation at the customer’s location, when control transfers.

●	Omniverse credits – revenue recognized over the estimated consumption period, typically two months from purchase based on usage patterns.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

●	Omni Online – revenue recognized ratably over the subscription period.

●	Omni Care service program – Treated as a separate performance obligation included with each Omni Arena contract. The transaction price is allocated to this performance obligation on a relative standalone selling price basis, using observable standalone pricing of $2,000 per quarter. Accordingly, $8,000 associated with Omni Care is included in the initial contract transaction price and is recognized ratably over the first 12 months of the contract term, as the services are provided evenly over time. Following the initial 12-month period, customers are billed $2,000 per quarter for continued Omni Care services. Fees billed after the first year are recognized ratably over the applicable quarterly service period

●	Omni One extended warranty – Sold separately from the Omni One unit and represents a service–type warranty. The transaction price is allocated on a relative standalone selling price basis, with observable standalone pricing of $295 per warranty. Revenue is recognized ratably over the 3-year warranty term.

●	Omni One games – Revenue from sales of digital games is recognized when the game is made available for download to the customer.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments with original maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2026 and March 31, 2026, the Company’s cash and cash equivalents were deposited primarily in five financial institutions. Deposits with these institutions may exceed federally insured limits. Management believes that the financial institutions holding the Company’s cash are financially sound and, accordingly, the Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalents.

Accounts Receivable

Trade receivables are generally due within thirty days. Receivables are presented net of an allowance for credit losses, which is estimated using the current expected credit loss model and is based on historical loss experience, current economic conditions, and customers’ ability to pay. The Company evaluates the collectability of trade receivables and records estimated credit losses based on expected losses over the contractual life of the receivables.

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

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements

The Company determines the fair value of its financial instruments in accordance with ASC 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used in measuring fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 quoted prices, including quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that reflect management’s assumptions regarding the assumptions market participants would use in pricing the asset or liability.

The classification of a fair value measurement within the hierarchy is based on the lowest-level input that is significant to the measurement. The Company’s derivative liabilities and certain debt instruments measured at fair value are classified within Level 3 because their valuations incorporate significant unobservable inputs. Changes in fair value are recognized in earnings, except as otherwise required by U.S. GAAP.

The carrying amounts of the Company’s other financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, approximate fair value primarily due to their short-term nature.

Financial liabilities measured at fair value on a recurring basis were as follows:

Financial liability	Hierarchy	June 30, 2026	March 31, 2026 (As Revised)
First pre-paid purchase arrangement embedded derivative liability	Level 3	$1,900,649	$2,249,777
Secured convertible promissory notes - embedded derivative liabilities	Level 3	—	460,040
Second pre-paid purchase arrangement – at fair value	Level 3	3,897,000	—
Total Level 3 liabilities		$5,797,649	$2,709,817

The following table presents a reconciliation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis for the three months ended June 30, 2026:

Amount
Balance at March 31, 2026, as revised	$2,709,817
Change in fair value of first pre-paid purchase arrangement embedded derivative liability	(349,128)
Derecognition of convertible note embedded derivative liabilities upon extinguishment	(460,040)
Initial recognition of second pre-paid purchase arrangement at fair value	3,897,000
Balance at June 30, 2026	$5,797,649

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

Valuation Techniques and Significant Unobservable Inputs

The Company used valuation techniques that were considered appropriate based on the contractual terms and economic characteristics of the respective instruments. The embedded derivative liabilities associated with the pre-paid purchase arrangement and secured convertible promissory notes were valued using valuation techniques that incorporated simulated equity-price paths, probability-weighted outcomes and the contractual settlement provisions of the instruments. The second pre-paid purchase arrangement was valued as a single financial liability using a Monte Carlo simulation that incorporated the instrument’s share-settlement rights, market-price provisions, floor-price cash-election feature, prepayment rights and other contingent settlement events.

Financial Instrument	Valuation Date	Valuation Technique	Significant Unobservable Inputs
First pre-paid purchase arrangement (PPP #1) – embedded derivative liability	March 31, 2026	Monte Carlo simulation / probability-weighted scenario analysis

Annualized equity volatility: 70.0%

Derivative / hybrid discount rate: 20.0%

Modeled settlement timing: nine monthly tranches at 11.1% each

Total prepayment probability: 0.0%

Default probability: 5.0%

Change-of-control probability: 5.0%

August 25, 2025 secured convertible promissory note – embedded derivative liability	March 31, 2026	Monte Carlo simulation / probability-weighted scenario analysis

Annualized equity volatility: 70.0%

Derivative / hybrid discount rate: 18.0%

Investor conversion probability: 35.0%

Automatic exchange probability: 85.0%

Total prepayment probability: 0.0%

Default probability: 2.5%

Change-of-control probability: 2.5%

October 30, 2025 secured convertible promissory note – embedded derivative liability	March 31, 2026	Monte Carlo simulation / probability-weighted scenario analysis

Annualized equity volatility: 70.0%

Derivative / hybrid discount rate: 18.0%

Investor conversion probability: 35.0%

Automatic exchange probability: 85.0%

Total prepayment probability: 0.0%

Default probability: 2.5%

Change-of-control probability: 2.5%

December 19, 2025 secured convertible promissory note – embedded derivative liability	March 31, 2026	Monte Carlo simulation / probability-weighted scenario analysis

Annualized equity volatility: 70.0%

Derivative / hybrid discount rate: 20.0%

Investor conversion probability: 35.0%

Automatic exchange probability: 85.0%

Total prepayment probability: 0.0%

Default probability: 2.5%

Change-of-control probability: 2.5%

First pre-paid purchase arrangement (PPP #1) – embedded derivative liability	June 30, 2026	Monte Carlo simulation / probability-weighted scenario analysis

Annualized equity volatility: 70.0%

Derivative / hybrid discount rate: 20.0%

Modeled settlement timing: nine monthly tranches at 11.1% each

Total prepayment probability: 0.0%

Default probability: 5.0%

Change-of-control probability: 5.0%

Second pre-paid purchase arrangement (PPP #2) – fair value option	June 30, 2026	Monte Carlo simulation / probability-weighted scenario analysis

Annualized equity volatility: 70.0%

Derivative / hybrid discount rate: 21.0%

Modeled settlement timing: nine monthly tranches at 11.1% each

Total prepayment probability: 0.0%

Default probability: 5.0%

Change-of-control probability: 5.0%

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

Significant unobservable inputs used in the Level 3 measurements included expected equity volatility, discount rates, the expected timing of share settlements, and management’s estimates of the probability and timing of prepayment, default, change-of-control and other contractual settlement events. Observable inputs included the Company’s common stock price and market interest rates at the applicable measurement dates.

There were no transfers into or out of Level 3 during the periods presented.

The Company’s Level 3 fair value measurements are sensitive to changes in significant unobservable inputs. In general, changes in expected volatility, discount rates, expected settlement timing or the probability of contingent settlement events could result in a higher or lower fair value measurement. Because certain contractual features interact with one another, changes in one assumption may affect the impact of other assumptions, and the effect of changes in individual inputs may therefore not be independent.

Derivative Liabilities

Certain of the Company’s financing arrangements contain embedded features that require bifurcation and separate accounting as derivative liabilities under ASC 815, Derivatives and Hedging. The derivative liabilities are initially and subsequently measured at fair value, with changes in fair value recognized in earnings. Amounts initially recognized as derivative liabilities may result in a discount to the related debt host, which is subsequently amortized to interest expense.

Fair Value Option

ASC 825, Financial Instruments, permits an entity to elect the fair value option for certain eligible financial instruments on an instrument-by-instrument basis at specified election dates, including upon initial recognition of an eligible instrument. Once elected, the fair value option is generally irrevocable. Financial instruments for which the fair value option is elected are measured at fair value, with changes in fair value recognized in earnings, except for changes in the fair value of financial liabilities attributable to instrument-specific credit risk, which are recognized in other comprehensive income.

On May 22, 2026, the Company elected the fair value option for its second pre-paid purchase arrangement with Streeterville Capital, LLC (the “Second Pre-Paid Purchase Arrangement” or “PPP #2”) upon its initial recognition. PPP #2 is therefore measured in its entirety at fair value rather than separately accounting for embedded features. Contractual interest expense is recognized separately in interest expense, and changes in the fair value of PPP #2, other than changes attributable to instrument-specific credit risk, are recognized in other income (expense).

During the three months ended June 30, 2026, the Company determined that no portion of the change in the fair value of PPP #2 was attributable to changes in instrument-specific credit risk. Accordingly, no amount related to PPP #2 was recognized in other comprehensive income during the period.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

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

The following table summarizes deferred revenue balances:

	June 30,	March 31,
	2026	2026
Omni One	$9,083	$24,121
Omni One extended warranty	29,328	21,855
Omni Pro	450,732	450,732
Omni Arena	91,678	94,744
Omni Online	30,462	29,874
Omniverse credits	23,601	27,001
Omni Care subscriptions	4,667	18,000
Total deferred revenue	$639,551	$666,327

Revenue recognized during the three months ended June 30, 2026 and 2025, that was included in deferred revenue at the beginning of the respective periods, was $492,690 and $883,470, respectively. Refunds issued to customers during the three months ended June 30, 2026 and 2025, which reduced deferred revenue, were $200 and $2,200, respectively.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

Payments received from customers during the three months ended June 30, 2026 and 2025, that increased deferred revenue were $466,114 and $545,764, respectively.

Gift Card Liability

During the fiscal year ended March 31, 2026, the Company converted outstanding customer Omni One preorder deposits to gift cards and reclassed them from deferred revenue. The total amount reclassed from deferred revenue was $226,445. Additionally, the Company issued store credits (subsequently converted to gift cards) to certain investors as an incentive for purchasing shares. The total amount issued in connection with equity transactions was $214,906. For the three months ended June 30, 2026, there were no additional gift cards issued. These gift cards are redeemable for Company products and represent an obligation to deliver goods in the future. They have been recorded as a gift card liability, included in current liabilities on the consolidated balance sheet as of June 30, 2026. Total gift card liabilities were $445,744 as of June 30, 2026, and $446,252 as of March 31, 2026.

Consistent with ASC 606, the gift card liability will be recognized as revenue when the cards are redeemed.

Advertising Costs

Advertising costs are expensed as incurred, and are included in selling expenses in the accompanying consolidated statements of operations. Total advertising expense for the three months ended June 30, 2026 and 2025, was $286,182 and $827,530, respectively.

Federal Income Taxes

No uncertain tax positions were identified. Tax-related interest and penalties, if any, are included in income tax expense. The U.S. federal tax returns are subject to examination by the Internal Revenue Service, generally for three years after they are filed. State tax returns are subject to examination generally for five years after they are filed.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by weighted-average shares outstanding. Potentially dilutive securities that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive include stock options, restricted stock units, and warrants. The total number of potentially dilutive shares excluded from the computation of diluted net loss per share were as follows:

	June 30,	June 30,
	2026	2025
Shares underlying outstanding stock options (vested and unvested)	2,183,750	2,218,278
Shares underlying outstanding restricted stock units (unvested)	2,238,361	-
Shares issuable upon conversion of preferred stock	-	21,688,242
Shares underlying outstanding warrants	1,192,142	429,230
Total potentially dilutive shares	5,614,253	24,780,482

Major Customers Concentrations

For the three months ended June 30, 2026, one customer accounted for 17% of the Company’s revenue. Revenue from this customer was $132,158 for the three months ended June 30, 2026, and accounts receivable due from the customer at June 30, 2026, was $285,520. For the three months ended June 30, 2025, no individual customer accounted for 10% or more of the Company’s revenue or accounts receivable.

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which enhances transparency regarding income tax disclosures, primarily through additional information regarding the income tax rate reconciliation and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 effective April 1, 2026. The amendments are applied prospectively, with retrospective application permitted. Because the amendments relate solely to disclosures, adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact of the ASU on its annual income tax disclosures, which will first be reflected in the Company’s financial statements for the fiscal year ending March 31, 2027.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 2. Summary of Significant Accounting Policies (continued)

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

Foreign Currency Remeasurements

The Company’s non-U.S. subsidiaries, VML and its wholly-owned subsidiary VML_ZH, along with VMT, operate using the U.S. dollar as the functional currency. The effect of foreign currency exchange rate fluctuations on consolidated balance sheet accounts were not material for the three months ended June 30, 2026 and 2025.

Note 3. Receivables

Receivables, net of allowance for credit losses consisted of the following at:

	June 30,	March 31,
	2026	2026
Accounts receivable, trade	$449,197	$372,436
Other receivables	21,039	18,249
Allowance for credit losses	(4,833)	(11,396)
Receivables, net	$465,403	$379,289

Changes in the allowance for credit losses account for the three months ended June 30, 2026, and the year ended March 31, 2026, are as follows:

	June 30,	March 31,
	2026	2026
Beginning balance	$11,396	$827
Credit loss (recovery) expense	6,094	73,151
Write-offs charged against the allowance	9	(48,133)
Recoveries of amounts written off	(12,666)	(14,449)
Ending balance	$4,833	$11,396

Note 4. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following at:

	June 30,	March 31,
	2026	2026
Security deposits	$239,089	$188,375
Recoverable VAT	111,603	132,234
Prepaid insurance	396,342	554,240
Other prepaid expenses	17,482	22,260
	$764,516	$897,109

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 5. Inventory

Inventory consisted of the following at:

	June 30,	March 31,
	2026	2026
Raw materials	$813,083	$848,601
Work in process	11,111	11,111
Finished goods	549,191	328,911
	$1,373,385	$1,188,623

Note 6. Property and Equipment

Property and equipment, net include the following at:

	June 30,	March 31,
	2026	2026
Computer equipment	$45,897	$49,469
Furniture and equipment	75,826	73,865
Machinery and equipment	1,193,239	1,197,854
Leasehold improvements	99,498	92,106
	1,414,460	1,413,294
Less: accumulated depreciation	(1,066,258)	(1,034,984)
	$348,202	$378,310

Depreciation expense for the three months ended June 30, 2026 and 2025, was $31,274 and $43,460, respectively.

Note 7. Intangibles

Intangibles, net include the following at:

	June 30,	March 31,
	2026	2026
Software and game design	$2,578,050	$2,578,050
Trademarks	87,570	82,621
Website	137,070	137,070
	2,802,690	2,797,741
Less: accumulated amortization	(1,370,066)	(1,258,387)
	$1,432,624	$1,539,354

Amortization expense for the three months ended June 30, 2026 and 2025, was $111,679 and $115,317, respectively.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 8. Notes Payable

Convertible Notes

Effective August 25, 2025, the Company issued a secured convertible promissory note to Streeterville Capital, LLC in the amount of $2,220,000. The note was convertible into shares of Class A common stock calculated as the converting balance divided by 85% of the Nasdaq valuation price of $8.75 per share, which was the reference price established in connection with the Company’s direct listing. The note provided for payment of principal and accrued interest at maturity, nine months after the purchase price date. The note bore interest at a fixed rate of 6% and was secured by all assets of the Company. The note included an original issue discount of $200,000 plus additional closing costs of $20,000, which were being amortized over the contractual term of the note.

The Company granted warrants associated with this note to acquire shares of Class A common stock. In accordance with ASC 470-20, the Company allocated the proceeds between the note and the warrants using the relative fair value method. After giving effect to the bifurcation of the embedded derivative described below, the amount allocated to the warrants was revised to $1,229,045, which was recorded in equity as additional paid-in capital (“APIC”) – warrants, with a corresponding discount on the note payable that was being amortized over the contractual term of the note. Effective February 9, 2026, as a result of an amendment to the warrants, the Company recognized incremental fair value of $143,144 in Other Income (Expense). See Note 12 for additional information regarding the warrant exercises and related equity activity.

On May 22, 2026, the note was exchanged pursuant to Prepaid Purchase Agreement #2 (“PPP #2”), and the note was extinguished. Accordingly, there was no outstanding balance under the note at June 30, 2026. As revised, the carrying value of the note at March 31, 2026 was approximately $1,871,195 (principal of $2,220,000, less unamortized deferred loan costs of $4,000 and unamortized discount of approximately $344,805). Discount amortization and amortization of deferred loan costs included in interest expense was approximately $329,427 and $0 for the three months ended June 30, 2026 and 2025, respectively. Interest expense on the note was $18,870 and $0 for the three months ended June 30, 2026 and 2025, respectively. See “Embedded Derivative Liabilities” and “Extinguishment of Convertible Promissory Notes” below for additional information.

Effective October 30, 2025, the Company issued a second secured convertible promissory note to Streeterville Capital, LLC in the amount of $560,000. The note was convertible into shares of Class A common stock calculated as the converting balance divided by 85% of the Nasdaq valuation price of $8.75 per share, which was the reference price established in connection with the Company’s direct listing. The note provided for payment of principal and accrued interest at maturity, nine months after the purchase price date. The note bore interest at a fixed rate of 6% and was secured by all assets of the Company. The note included an original issue discount of $50,000 plus additional closing costs of $10,000, which were being amortized over the contractual term of the note.

The Company granted warrants associated with the second note to acquire shares of Class A common stock. In accordance with ASC 470-20, the Company allocated the proceeds between the note and the warrants using the relative fair value method. After giving effect to the bifurcation of the embedded derivative described below, the amount allocated to the warrants was revised to $312,436, which was recorded in equity as additional paid-in capital (“APIC”) – warrants, with a corresponding discount on the note payable that was being amortized over the contractual term of the note. Effective February 9 and March 11, 2026, as a result of amendments to the warrants, the Company recognized aggregate incremental fair value of $112,949 in Other Income (Expense). Effective June 1, 2026 and June 29, 2026, the Company entered into additional amendments to the warrants reducing the exercise price to $4.00 per warrant share and $3.00 per warrant share, respectively, and recognized additional aggregate incremental fair value of $56,000 in Other Income (Expense). As of June 30, 2026, all 114,286 debt warrants granted with the October 30, 2025 secured convertible promissory note were outstanding.

On May 22, 2026, the second note was exchanged pursuant to PPP #2, and the note was extinguished. Accordingly, there was no outstanding balance under the note at June 30, 2026. As revised, the carrying value of the note at March 31, 2026 was approximately $363,855 (principal of $560,000 less unamortized deferred loan costs of $4,407 and unamortized discount of approximately $191,738). Discount amortization and amortization of deferred loan costs included in interest expense was approximately $84,061 and $0 for the three months ended June 30, 2026 and 2025, respectively. Interest expense on the note was $4,760 and $0 for the three months ended June 30, 2026 and 2025, respectively. See “Embedded Derivative Liabilities” and “Extinguishment of Convertible Promissory Notes” below for additional information.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 8. Notes Payable (continued)

Effective December 19, 2025, the Company issued a third secured convertible promissory note to Streeterville Capital, LLC in the amount of $560,000. The note was convertible into shares of Class A common stock calculated as the converting balance divided by 85% of the Nasdaq valuation price of $8.75 per share, which was the reference price established in connection with the Company’s direct listing. The note provided for payment of principal and accrued interest at maturity, nine months after the purchase price date. The note bore interest at a fixed rate of 6% and was secured by all assets of the Company. The note included an original issue discount of $50,000 plus additional closing costs of $10,000, which were being amortized over the contractual term of the note.

The Company granted warrants associated with the third note to acquire shares of Class A common stock. In accordance with ASC 470-20, the Company allocated the proceeds between the note and the warrants using the relative fair value method. After giving effect to the bifurcation of the embedded derivative described below, the amount allocated to the warrants was revised to $300,251, which was recorded in equity as additional paid-in capital (“APIC”) – warrants, with a corresponding discount on the note payable that was being amortized over the contractual term of the note. Effective February 9 and March 11, 2026, as a result of amendments to the warrants, the Company recognized aggregate incremental fair value of $143,772 in Other Income (Expense). Effective June 1, 2026 and June 29, 2026, the Company entered into additional amendments to the warrants reducing the exercise price to $4.00 per warrant share and $3.00 per warrant share, respectively, and recognized additional aggregate incremental fair value of $56,000 in Other Income (Expense). As of June 30, 2026, all 114,286 debt warrants granted with the December 19, 2025 secured convertible promissory note were outstanding.

On May 22, 2026, the third note was exchanged pursuant to PPP #2, and the note was extinguished. Accordingly, there was no outstanding balance under the note at June 30, 2026. As revised, the carrying value of the note at March 31, 2026 was approximately $278,844 (principal of $560,000 less unamortized deferred loan costs of $6,222 and unamortized discount of approximately $274,934). Discount amortization and amortization of deferred loan costs included in interest expense was approximately $85,351 and $0 for the three months ended June 30, 2026 and 2025, respectively. Interest expense on the note was $4,760 and $0 for the three months ended June 30, 2026 and 2025, respectively. See “Embedded Derivative Liabilities” and “Extinguishment of Convertible Promissory Notes” below for additional information.

Embedded Derivative Liabilities

The Company determined that certain embedded features contained in the three secured convertible promissory notes required bifurcation and separate accounting as derivative liabilities under ASC 815. The derivative liabilities were initially measured at fair value, with corresponding amounts recorded as additional debt discounts, and were subsequently remeasured at fair value each period, with changes recognized through earnings.

The aggregate initial fair value of the embedded derivatives associated with the three notes was $459,188. As of March 31, 2026, the aggregate fair value of the derivative liabilities was $460,040, and the aggregate remaining unamortized derivative-related debt discount was $147,994. During the period from April 1, 2026 through the May 22, 2026 extinguishment, the Company recognized approximately $86,736 of additional debt discount amortization associated with these embedded derivatives. See Note 2, “Fair Value Measurements,” for additional information regarding the Company’s fair value measurements and related Level 3 disclosures.

Immediately prior to the May 22, 2026 exchange, the aggregate derivative liabilities were $460,040. Upon extinguishment of the three notes, the derivative liabilities and the remaining derivative-related debt discount were derecognized together with the related debt host instruments. See Note 2, “Revision of Previously Issued Financial Statements,” for additional information regarding the correction of the Company’s historical accounting for these instruments.

Extinguishment of Convertible Promissory Notes

On May 22, 2026, the Company entered into the PPP #2 with Streeterville Capital, LLC pursuant to the automatic exchange provisions of the existing secured convertible promissory notes. In connection with the transaction, the August 25, 2025, October 30, 2025, and December 19, 2025 secured convertible promissory notes, with an aggregate outstanding principal balance of $3,340,000 and accrued interest of $131,923, were exchanged in full for PPP #2, which had an original principal amount of $3,471,923. Upon completion of the exchange, the three secured convertible promissory notes had no remaining outstanding balance, and all liens securing the notes were released. PPP #2 is an unsecured obligation of the Company.

The Company accounted for the exchange as an extinguishment of debt under ASC 470-50. Immediately prior to the exchange, the aggregate carrying amount of the liabilities extinguished, including the debt host instruments and related embedded derivative liabilities, were approximately $3,604,696. The Company elected the fair value option for PPP #2 upon its initial recognition and recorded PPP #2 at its May 22, 2026 fair value of $3,897,000. As a result, the Company recognized a loss on extinguishment of approximately $292,304 during the three months ended June 30, 2026.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 8. Notes Payable (continued)

Prepaid Purchase Agreement

Effective August 25, 2025, the Company entered into a Securities Purchase Agreement with Streeterville Capital, LLC pursuant to which Streeterville Capital, LLC committed to provide up to $50.0 million through one or more prepaid equity advances (each, an “Advance”). Following the Company’s direct listing on January 27, 2026, the Company entered into a Prepaid Purchase Agreement (the “PPP #1”) with Streeterville Capital, LLC and received an initial advance with an original principal amount of $8,640,000. Subsequent advances may be requested by the Company, subject to specified conditions, including minimum market capitalization, trading volume, Nasdaq compliance, and other customary conditions.

The Advances do not have a stated maturity date and bear interest at a rate of 6% per annum. The Advances are convertible into shares of the Company’s Class A common stock at conversion prices determined in accordance with the terms of the PPP #1. Under certain circumstances, including specified trigger events, the conversion price may be adjusted based on the market price of the Company’s common stock, subject to a minimum floor price of $2.00 per share. The PPP #1 includes an original issue discount of $640,000, that is amortized over 12 months.

The Company granted warrants associated with this PPP #1 to acquire shares of Class A common stock. In accordance with ASC 470-20, the Company allocated the proceeds between the note and the warrants using the relative fair value method. After giving effect to the bifurcation of the embedded derivative described below, the amount allocated to the warrants was revised to $4,017,499, which was recorded in equity as additional paid-in capital (“APIC”) – warrants, with a corresponding discount on the note payable that is amortized over the life of the note. Effective February 9, 2026 and March 11, 2026, as a result of amendments to the warrants, the Company recognized aggregate incremental fair value of $2,294,857 in Other Income (Expense). Effective June 1, 2026 and June 29, 2026, the Company entered into additional amendments to the warrants reducing the exercise price to $4.00 per warrant share and $3.00 per warrant share, respectively, and recognized additional aggregate incremental fair value of $472,150 in Other Income (Expense). During the three months ended June 30, 2026, Streeterville Capital, LLC exercised 230,000 outstanding warrants associated with the PPP #1, which had an aggregate fair value of $994,332 through a series of separate cash exercise transactions. In connection with such exercises, the Company received cash proceeds and issued shares of Class A common stock pursuant to the terms of the applicable warrant agreements. See Note 12 for additional information regarding the warrant exercises and related equity activity.

The Company determined that certain embedded features contained in PPP #1 required bifurcation and separate accounting as a derivative liability under ASC 815. The fair value of the embedded derivative was $2,453,051 upon initial recognition on January 27, 2026. After giving effect to the revised warrant allocation, the Company recorded a derivative-related debt discount of $2,453,051, equal to the initial fair value of the embedded derivative. No day-one loss was recognized. The derivative liability is subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

As revised, the fair value of the PPP #1 derivative liability was $2,249,777 at March 31, 2026 and decreased to $1,900,649 at June 30, 2026. Accordingly, the Company recognized a gain of $349,128 from the change in fair value of the derivative liability during the three months ended June 30, 2026.

As revised, the carrying value of the debt host associated with PPP #1 at June 30, 2026 and March 31, 2026 was approximately $4.571 million and $2.794 million, respectively, representing principal of $8,640,000 less unamortized debt discounts of approximately $4.069 million and $5.846 million, respectively. The debt host is classified as a current liability and is included in current notes payable on the condensed consolidated balance sheets. Discount amortization included in interest expense was approximately $1.778 million and $0 for the three months ended June 30, 2026 and 2025, respectively. Contractual interest expense on PPP #1 was $131,966 and $0 for the three months ended June 30, 2026 and 2025, respectively.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 8. Notes Payable (continued)

Second Prepaid Purchase Agreement

On May 22, 2026, the Company entered into PPP #2 with Streeterville Capital, LLC. PPP #2 had an original principal amount of $3,471,923, bears interest at 6% per annum, and contains terms substantially consistent with those of the original PPP #1, including the investor’s ability to apply outstanding amounts toward the purchase of shares of the Company’s Class A common stock in accordance with the terms of the agreement. See “Prepaid Purchase Agreement” above for additional information. The Company may prepay all or a portion of the outstanding balance, subject to specified prepayment premiums based on the timing of repayment. The agreement also contains customary events of default and a beneficial ownership limitation that generally prohibits the investor from beneficially owning more than 9.99% of the Company’s outstanding Class A common stock.

Upon initial recognition of PPP #2 on May 22, 2026, the Company elected the fair value option under ASC 825 and therefore measures the entire instrument at fair value on a recurring basis. PPP #2 was initially recognized at a fair value of $3,897,000. As of June 30, 2026, the fair value of PPP #2 remained $3,897,000 and is included in current notes payable on the condensed consolidated balance sheet.

Contractual interest expense on PPP #2 was $23,222 for the three months ended June 30, 2026. Because the total fair value of the instrument remained unchanged from May 22, 2026 through June 30, 2026, the Company recognized a corresponding $23,222 change in fair value of debt during the three months ended June 30, 2026. There was no change in fair value attributable to instrument-specific credit risk during the period.

Exchange Note

Effective March 31, 2026, the Company entered into an exchange agreement with Streeterville Capital, LLC (the “Exchange Agreement”) pursuant to which certain previously issued 2024 subordinated promissory notes (see below “2024 Notes”) originally issued to various investors between July 15, 2024 and December 10, 2024 were exchanged for a new promissory note (the “Exchange Note”) in the aggregate principal amount of $2,681,718. The Exchange Note matures on July 1, 2027, and bears interest at a fixed rate of 6% per annum, compounded daily based on a 360-day year. The Exchange Note includes an original issue discount of $242,883, which is amortized over the life of the note.

Pursuant to the Exchange Agreement, Streeterville Capital, LLC acquired the 2024 Notes from the original holders and surrendered the 2024 Notes to the Company in exchange for the Exchange Note. Streeterville did not acquire the 2024 Note held by Ugo de Charette. Instead, on March 30, 2026, the Company repaid Ugo de Charette’s note in full through a cash payment of $130,723.

Upon surrender, the 2024 Notes were cancelled and the Company’s remaining obligations under the 2024 Notes became evidenced solely by the Exchange Note. No additional cash consideration was received by the Company in connection with the transaction.

Between May 1, 2026 and May 27, 2026, Streeterville made partial redemptions under the Exchange Agreement with an aggregate Redemption Amount of $284,500, pursuant to which 93,333 shares of Class A common stock were issued. The Redemption Amount included principal and accrued interest, and the outstanding principal balance of the Exchange Note was reduced by approximately $259,054. The consideration received by the Company consisted of the corresponding reduction in indebtedness under the Exchange Note. The shares were issued free of any restrictive securities legend pursuant to Rule 144. The Company recognized a loss on extinguishment of debt of approximately $138,920 in connection with these partial redemptions.

The carrying value of the Exchange Note at June 30, 2026 and March 31, 2026 was $2,247,127 and $2,438,835, respectively (principal of $2,422,664 and $2,681,718 less unamortized discount of $175,537 and $242,883, respectively). Discount amortization included in interest expense was $46,748 and $0 for the three months ended June 30, 2026 and 2025, respectively. Interest expense on the note was $38,806 and $0 for the three months ended June 30, 2026 and 2025, respectively. Beginning July 1, 2026, Streeterville has the right, at its sole and absolute discretion, to redeem up to $111,738.27 per month upon delivery of a Redemption Notice. Accordingly, as of June 30, 2026, $1,207,609, of the Exchange Note’s carrying value was classified as current notes payable, and the remaining $1,039,518 was classified as long-term notes payable.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 8. Notes Payable (continued)

Warrant Amendments

On June 1, 2026 and June 29, 2026, the Company entered into amendments to the Equity Financing Warrant, the Second Debt Financing Warrant, and the Third Debt Financing Warrant (collectively, the “Warrant Amendments”) with Streeterville Capital, LLC. The Warrant Amendments were intended to provide additional flexibility in connection with the Company’s ongoing relationship with Streeterville Capital. Effective June 1, 2026, the exercise price under each warrant was reduced from $6.00 per share to $4.00 per share, and the Reduced Exercise Price Period was extended through the original expiration date of the warrants on July 27, 2026. Effective June 29, 2026, the exercise price under each warrant was further reduced from $4.00 per share to $3.00 per share, while the expiration date remained unchanged. See Note 19 for information regarding subsequent amendments to the Equity Financing Warrant, the Second Debt Financing Warrant, and the Third Debt Financing Warrant, entered into after June 30, 2026.

The Company accounted for each Warrant Amendment as a modification of the existing warrants. As a result, the Company recognized aggregate incremental fair value adjustments of $584,150 in Other Income (Expense) during the three months ended June 30, 2026, with a corresponding increase to additional paid-in capital.

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

Western Technology Investment Note

The Company repaid all outstanding obligations under its note payable with Western Technology Investment on August 22, 2025. There was no outstanding balance at June 30, 2026 or March 31, 2026. Discount amortization and amortization of deferred loan costs included in interest expense was $0 and $2,098 for the three months ended June 30, 2026 and 2025, respectively. Interest expense on the note was $0 and $5,910 for the three months ended June 30, 2026 and 2025, respectively.

EIDL Loan

On August 29, 2020, the Company received a loan from the U.S. Small Business Administration under its Economic Injury Disaster Loan assistance program (the “EIDL Loan”). The principal amount was $25,000, with proceeds used for working capital.

The EIDL Loan matures in August 2050, bears interest at 3.75% per year, with accrued interest payable monthly beginning in March 2023, and principal payments beginning in September 2024.

The carrying amount of the EIDL Loan was $23,947 and $24,087 as of June 30, 2026 and March 31, 2026. Interest expense on the EIDL Loan was $150 for the three months ended June 30, 2026.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 8. Notes Payable (continued)

Future Maturities of Notes Payable

At June 30, 2026, the future maturities of notes payable are as follows for the ficscal years ending:

	Notes Payable	EIDL	Total
2027 (remaining nine months)	$12,118,358	$576	$12,118,934
2028	2,422,664	598	2,423,262
2029	-	621	621
2030	-	644	644
2031	-	669	669
Thereafter	-	20,839	20,839
Total	14,541,022	23,371	14,654,393
Less: unamortized discount	(4,244,361)	-	(4,244,364)
Add: PPP #2 fair value adjustment	401,855	-	401,855
	$10,698,516	$23,371	$10,729,078

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

The Company leases office, warehouse, and apartment space in the United States, China, and Hong Kong under various operating lease agreements. The U.S. headquarters lease, originally entered into in 2015, has been extended multiple times and currently expires November 30, 2029, with monthly base rent of $14,960, escalating annually to $18,204. The Company leases office, warehouse, and storage space in China which expired as of September 2025, and continues as a month-to-month lease. The Company maintains a month-to-month apartment lease in China. In July 2025, the Company entered into office and apartment space leases in Hong Kong with monthly base rent of $897 and $1,987, respectively, that expire in June 2027 and July 2027. The Company also maintains a month-to-month lease in China which is excluded from ASC 842 reporting.

As of June 30, 2026, ROU assets totaled $701,512, with current lease liabilities of $256,966 and non-current lease liabilities of $444,546. As of March 31, 2026, ROU assets totaled $779,514, with current lease liabilities of $286,702 and non-current lease liabilities of $492,812.

At June 30, 2026, the future estimated minimum lease payments under non-cancelable operating leases are as follows for the fiscal years ending:

2027 (remaining nine months)	$298,776
2028	200,022
2029	208,019
2030	88,917
Total lease payments	795,734
Imputed Interest	(94,222)
$701,512

Lease expense recognized in the consolidated statements of operations for the three months ended June 30, 2026 and 2025, was $108,995 and $100,252, respectively. Cash paid for operating leases during the three months ended June 30, 2026 and 2025 was $91,244 and $82,591, respectively.

As of June 30, 2026, the weighted-average remaining lease term for the operating leases is 2.90 years, and the weighted-average discount rate is 6.50%. As of March 31, 2026, the weighted-average remaining lease term was 3.88 years, and the weighted-average discount rate was 7.04%.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 10. Research and Development

Research and Development expense for the three months ended June 30, 2026 and 2025, was $309,375 and $208,716, respectively.

Note 11. Commitments and Contingencies

In February 2024, the Company was named a co-defendant and served a citation by a customer related to alleged injuries obtained when attempting to use the Omni Arena attraction at an entertainment venue. The Company’s attorneys, retained by the Company’s insurance provider, filed a general denial and alleged contributory negligence against the plaintiff. During the three months ended June 30, 2026, the parties signed a final settlement agreement and release, resolving the matter. All legal costs and settlement fees are covered by the Company’s insurance provider.

From time to time, the Company may become involved in legal proceedings and claims arising in the ordinary course of business. The Company assesses such matters based on the information available and records a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company also considers whether disclosure is required for matters for which a loss is reasonably possible. The ultimate outcome of legal proceedings and claims is subject to inherent uncertainty and could have a material adverse effect on the Company’s business, financial condition, or results of operations. There is no pending litigation involving the Company at this time.

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

As of June 30, 2026, the Company is authorized to issue 300,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock, and 50,000,000 shares of Preferred Stock.

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

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 12. Capital Stock (continued)

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

Common Stock Equity Transactions

During the three months ended June 30, 2026, the Company issued an aggregate of 12,000 shares of Class A common stock to FMW Media Works, LLC pursuant to a marketing and media services agreement in connection with a 12-month marketing and media services engagement. The shares were valued based on the Company’s closing stock price of $8.59 per share on January 29, 2026, the grant date, and the related stock-based compensation expense is recognized as the shares are issued over the term of the agreement.

Between May 1, 2026 and May 27, 2026, Streeterville Capital, LLC exchanged portions of the Exchange Note with an aggregate Redemption Amount of $284,500 for 93,333 shares of the Company’s Class A common stock pursuant to the Exchange Agreement, which were issued free of any restrictive securities legend pursuant to Rule 144. The Redemption Amount included principal and accrued interest. See Note 8 for additional information regarding the Exchange Note and related exchanges.

During the three months ended June 30, 2026, the Company incurred $96,600 of equity issuance costs, which were recorded as a reduction to additional paid-in capital. These costs were incurred pursuant to our placement agent agreement with Maxim Partners LLC, under which we are obligated to pay a cash success fee equal to 7.0% of gross proceeds received, including warrant exercise proceeds. For additional information, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Preferred Stock Equity Transactions

During the three months ended June 30, 2025, the Company issued Series B Preferred Stock in connection with equity financings and debt extinguishments. Additional information regarding these transactions is included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 12. Capital Stock (continued)

Warrants

Warrants are issued in connection with debt (see Note 8) and equity financings from time to time at the Company’s discretion.

June 1, 2026 Warrant Amendment

Effective June 1, 2026, the Company amended the Equity Financing Warrant, the Second Debt Financing Warrant and the Third Debt Financing Warrant to reduce the exercise price from $6.00 per share to $4.00 per share and extend the Reduced Exercise Price Period through the then-current expiration date of the warrants. The Company measured the incremental fair value of the modification by comparing the fair value of the warrants immediately before and immediately after the modification using a Black-Scholes option-pricing model.

The significant assumptions used in the Black-Scholes valuation immediately before and after the June 1, 2026 modification included a stock price of $3.82, an expected term of approximately 0.15 years, expected volatility of 80%, a risk-free interest rate of 3.7%, and an expected dividend yield of 0%. The exercise price used in the valuation was $6.00 immediately before the modification and $4.00 immediately after the modification. The resulting incremental fair value of approximately $0.356 per warrant, or $424,403 in the aggregate. The Company recognized the incremental fair value in Other Income (Expense), with a corresponding increase to additional paid-in capital.

June 29, 2026 Warrant Amendment

Effective June 29, 2026, the Company further amended the Equity Financing Warrant, the Second Debt Financing Warrant and the Third Debt Financing Warrant to reduce the exercise price from $4.00 per share to $3.00 per share. The Company measured the incremental fair value of the modification by comparing the fair value of the warrants immediately before and immediately after the modification using a Black-Scholes option-pricing model.

The significant assumptions used in the Black-Scholes valuation immediately before and after the June 29, 2026 modification included a stock price of $2.73, an expected term of approximately 0.08 years, expected volatility of 80%, a risk-free interest rate of 3.7%, and an expected dividend yield of 0%. The exercise price used in the valuation was $4.00 immediately before the modification and $3.00 immediately after the modification. The resulting incremental fair value of approximately $0.134 per warrant, or $159,747 in the aggregate. The Company recognized the incremental fair value in Other Income (Expense), with a corresponding increase to additional paid-in capital.

During the three months ended June 30, 2026, Streeterville Capital, LLC exercised portions of its Equity Financing Warrant to purchase an aggregate of 230,000 shares of Class A common stock at an exercise price of $6.00 per share, resulting in aggregate cash proceeds to the Company of $1,380,000.

The following is a rollforward of warrants to purchase shares of Class A common stock for the three months ended June 30, 2026:

	Number of Warrants	Weighted Average Exercise Price
Beginning balance	1,422,142	$8.750
Issued	-	-
Exercised	(230,000)	6.000
Expired	-	-
Ending balance	1,192,142	$3.000

Warrants are recorded in equity at fair value at the date of issuance.

Note 13. Stock Compensation Expense

The Company accounts for stock-based compensation under ASC 718. Stock-based compensation expense related to stock options for the three months ended June 30, 2026 and 2025, was $7,594 and $10,897, respectively. As of June 30, 2026, total unrecognized compensation cost for non-vested stock options was $16,812, expected to be recognized over a weighted-average period of 9 months.

Stock-based compensation expense related to restricted stock units for the three months ended June 30, 2026 and 2025, was $612,263 and $0, respectively. As of June 30, 2026, total unrecognized compensation cost related to nonvested restricted stock units was $3,341,643, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 14. Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets using accelerated depreciation methods for income tax purposes, share-based compensation expense, and for net operating loss carryforwards.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making this determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and recent operating results. The federal tax rate in effect affecting future tax benefits at June 30, 2026 and 2025 was 21%. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined that a full valuation allowance is required due to cumulative losses through June 30, 2026. Accordingly, no provision for deferred income taxes has been recognized.

Note 15. Investment in Joint Venture

As mentioned in Note 1, the Company had an investment in a Joint Venture named Heroix VR (Shanghai) Co., Ltd. (the “Joint Venture” or “Heroix”). VML had 49% ownership and did not have control over the Joint Venture. During the quarter ended June 30, 2026, the Company received a Certification of Dissolution and Tax Clearance from the People’s Republic of China confirming that Heroix had been legally dissolved, liquidated, and deregistered, with its legal personality terminated effective September 29, 2025. Based on this information, the Company concluded that it no longer possessed an ownership interest in Heroix and, accordingly, derecognized its remaining equity method investment. The investment was accounted for using the equity method through the date on which the joint venture was dissolved and the investment was derecognized.

For the three months ended June 30, 2026, the Joint Venture had operating revenue of $0, cost of goods sold of $0, operating costs of $0, and net loss of $0. Under the equity method, net loss attributable to the Company was $0, resulting in a share of loss in joint venture of $0 in the consolidated statement of operations for the three months ended June 30, 2026. The Company recognized a non-cash loss on derecognition of the Joint Venture of approximately $40,619 during the quarter ended June 30, 2026.

For the three months ended June 30, 2025, the Joint Venture had operating revenue of $0, cost of goods sold of $0, operating costs of $143, and net loss of $143. Under the equity method, net loss attributable to the Company was $70, resulting in a share of loss in joint venture of $70 in the consolidated statement of operations for the three months ended June 30, 2025.

Note 16. Revenue Disaggregation

Revenue streams from performance obligations included in net sales for the three months ended June 30, 2026 and 2025, in the consolidated statements of operations are as follows:

	June 30,	June 30,
	2026	2025

SALES
Omni Pro units and accessories	$19,444	$15,191
Omniverse credits	26,959	45,100
Omni Care program	41,333	48,667
Omni Arena	157,173	101,266
Omni One	522,391	821,912
TOTAL SALES	$767,300	$1,032,136

Substantially all of the Company’s revenues are derived from customers located in the United States. Revenue attributable to individual foreign countries was not material for the periods presented. Accordingly, the Company has not separately presented revenue by geographic area.

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

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

The Company’s CODM evaluates segment performance based on the revenues, gross profit and operating loss of the segment and uses internal financial statements to make decisions regarding resource allocation. Revenues, gross profit and operating loss used by the CODM are presented on the accompanying consolidated statements of operations. The significant expense categories regularly provided to the CODM and included in the measure of segment operating loss are presented in the accompanying consolidated statements of operations. The measure of segment assets is represented as total assets presented on the accompanying consolidated balance sheets. While there are intercompany transactions between consolidated entities, these are eliminated in consolidation and do not impact the Company’s single segment presentation.

The Company has not identified any reportable segments other than the single operating segment discussed.

Note 18. Patents

As of June 30, 2026, the Company owns fifteen issued utility patents and ten issued design patents, and five additional applications are still pending. Four of the patents are also issued internationally in one or more countries, including Australia, Brazil, China, South Korea, Russia, Europe, and India.

Note 19. Subsequent Events

In July and August 2026, the Company issued an aggregate of 33,000 shares of Class A common stock to FMW Media Works LLC (“New To The Street”) in connection with marketing and media services. These shares were issued as restricted securities in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction not involving a public offering to an accredited investor.

Between July 1, 2026, and July 27, 2026, Streeterville Capital, LLC exercised portions of its Equity Financing Warrant to purchase an aggregate of 455,500 shares of Class A common stock at an average exercise price of $2.59 per share, for aggregate proceeds to the Company of $1,181,250.

On July 21, 2026, the Company entered into amendments to the Equity Financing Warrant, the Second Debt Financing Warrant, and the Third Debt Financing Warrant to purchase shares of Class A common stock (collectively, the “Warrant Amendments”) with Streeterville Capital, LLC amending the exercise price and extending the Reduced Exercise Price Period to each such warrant. Each of the warrants listed above was previously amended to establish a reduced exercise price period (the “Reduced Exercise Price Period”) during which the exercise price was amended to $3.00 per Warrant share. The Warrant Amendments further reduced the exercise price to $2.50 per Warrant share and extended the Reduced Exercise Price Period to the expiration date of the warrants of August 27, 2026, with such date automatically extended for four (4) additional consecutive one (1)-month periods unless the Special Committee of the Board of Directors determines not to extend.

Between July 28, 2026 and August 5, 2026, David Allan, the Company’s Chief Operating Officer (“COO”) and President, sold an aggregate of 500,000 shares of the Company’s Class A common stock pursuant to a Rule 10b5-1 trading arrangement that was effective March 31, 2026. Mr. Allan has informed the Company that he does not currently intend to adopt a new Rule 10b5-1 trading arrangement or sell additional shares of the Company’s Class A common stock.

On August 5, 2026, Streeterville Capital, LLC made a partial redemption in connection with the Exchange Agreement pursuant to which new promissory notes in the principal amount of $95,000 were partitioned from the Exchange Note and exchanged for 59,823 shares of Class A common stock issued free of any restrictive securities legend pursuant to Rule 144, reducing the outstanding balance of the Exchange Note by $67,389.

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

Overview and History

We believe Virtuix is a leader in AI-driven, full-body simulation for immersive entertainment, defense training, and enterprise applications. We pioneer movement in AI-generated worlds, whether imaginary or real, through the development of omni-directional treadmills that let users walk and run in 360 degrees without boundaries. Our flagship product, Omni One, represents a breakthrough in natural locomotion, enabling full freedom of movement, including crouching, kneeling, and jumping, in every direction within a small footprint. We operate a vertically integrated business across product design, manufacturing, content and simulation development, and distribution, with a focus on three key markets: consumer, enterprise, and defense.

Our earlier products, Omni Pro and Omni Arena, established our footprint in commercial entertainment. We’ve sold more than 4,000 Omni Pro systems for enterprise, installed 80 Omni Arena systems at entertainment venues in the U.S., and built an Omni Arena player base of over 500,000 players who signed up with an email address to play. Omni One, our most recent product, was designed for the home consumer and supports full freedom of movement within popular virtual reality games. We also sell a version of Omni One for enterprise markets and, in parallel, we are developing immersive training systems for the defense market, including Virtual Terrain Walk (“VTW”), an AI-driven, multi-user simulation system for mission planning and leader rehearsals.

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

We target a gross margin of 40% on hardware sales of Omni One and second-hand Omni Arena systems, and 70% gross margin on Omni One Enterprise hardware sales. Recurring revenue from Omni Online, game sales, Omni Care, and Omniverse Credits provide high-margin, predictable cash flows that recur after initial hardware sales.

Since inception, we have operated at a loss, with revenues of $767,300 and $1,032,136 for the three months ended June 30, 2026 and 2025, respectively. Our net losses were $(7,170,566) and $(2,307,155) for the three months ended June 30, 2026 and 2025, respectively. We anticipate continued operating losses as we pursue market penetration and revenue growth in fiscal year 2027.

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

Our technology is getting early traction in the defense market. Over the last year, we sold Omni One test units to the U.S. Marine Corps, the U.S. Air Force Academy, the U.S. Military Academy at West Point, and the Air National Guard. We also got selected for Phase 1 SBIR Funding by the U.S. Air Force to advance the development of VTW, we got assigned to be the lead integrator on the development of a virtual infantry training system by the U.S. Marine Corps Training and Education Command (TECOM), we signed a development agreement with the U.S. Navy, and we integrated Omni One in a Counter-UAS training system developed for evaluation by the U.S. Marine Corps. However, we expect that meaningful sales in the defense sector may not materialize until fiscal year 2028 at the earliest. Despite the long sales cycle for penetrating the defense market, we believe that our simulation systems will retain a strong competitive moat because of our expansive omni-directional treadmill patent portfolio, our position as a U.S. company, and the inherent barriers to entry for defense applications that competitors will face, including multi-year procurement cycles and high switching costs. To sell to defense customers, we will need to comply with certain requirements and regulations to qualify for government contracts or awards, depending on the type of contract or award, including but not limited to compliance with the FAR and DFARS, Export Administration Regulations, cybersecurity regulations, and requirements and restrictions related to the secure sourcing of components, including the Buy American Act and Berry Amendment. For additional information, see “Risk Factors — Our business with governmental entities will be subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto” of our Prospectus dated January 26, 2026.

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

Our path to profitability relies on scaling Omni One sales at an acceptable customer acquisition cost and on gaining adoption in the defense sector. Although we believe that our plans are realistic, there is no guarantee that we will be able to scale Omni One sales or find product-market fit in the defense sector.

We believe Virtuix is at the leading edge of immersive entertainment, enterprise training, defense simulation, and the development of hyper-realistic digital twins of the real world through Gaussian splatting and other AI-driven 3D reconstruction technologies. In a world where AI is used to rapidly generate realistic virtual environments, whether imaginary game worlds or digital twins of the real world, we pioneer the technology and products for physically moving around in these virtual environments. We believe we are positioned to help define the next decade of XR advancements and be a leader in immersive gaming and simulation.

Factors Affecting our Business and Results of Operations

This section includes a summary of our historical results of operations, including detailed comparisons of our results for the three months ended June 30, 2026 and 2025. We have derived the three month data from our financial statements included elsewhere in this Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenues

Sales for the three months ended June 30, 2026, were $767,300, a 26% decrease from sales of $1,032,136 for the three months ended June 30, 2025. This decrease is primarily attributable to the fulfillment of the final batch of the large backlog of Omni One orders accumulated since the start of the preorder period in August 2023, during the three months ended June 30, 2025, whereas revenues in the three months ended June 30, 2026 resulted from sales to newly acquired customers. New orders for Omni One systems increased 72% in the three months ended June 30, 2026 compared to unit orders placed in the three months ended June 30, 2025. Following the launch of Omni One for Quest in June 2026, new orders for Omni One systems increased by a factor of 2.5x compared to the same period last year.

The following table summarizes our revenue by product line:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
SALES
Omni Pro units and accessories	$19,444	$15,191
Omniverse Credits	26,959	45,100
Omni Care program	41,333	48,667
Omni Arena	157,173	101,266
Omni One, net of discounts	522,391	821,912
TOTAL SALES	$767,300	$1,032,136

Cost of Goods Sold

Cost of goods sold primarily consists of material costs and shipping costs of Omni One and Omni Arena.

Cost of goods sold in the three months ended June 30, 2026 was $540,142, a decrease of $315,917 from cost of goods sold of $856,059 in the three months ended June 30, 2025. The decrease was primarily attributable to lower revenues during the current period compared to the prior period that included shipments of a large backlog of Omni One preorders.

Gross profit in the three months ended June 30, 2026 was $227,158, an increase of $51,081, or 29%, compared to gross profit of $176,077 in the three months ended June 30, 2025. Gross margin as a percentage of revenues increased to 30% in the three months ended June 30, 2026 from 17% in the three months ended June 30, 2025. Omni One revenue in the three months ended June 30, 2025 included deliveries of prepaid units sold at a lower price point in prior quarters.

Operating Expenses

Operating expenses consist of general and administrative expenses, which are primarily salaries, professional fees, and expenses related to investor relations and the administrative functions of the Company, research and development expenses, which consist primarily of product development costs and salaries, and sales and marketing expenses, which represent advertising and other marketing costs, as well as the associated personnel costs.

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Selling Expenses	$738,978	$1,049,658
General & Administrative	3,080,778	959,392
Research & Development	309,375	208,716
Total Operating Expenses	$4,129,131	$2,217,766

Total operating expenses increased to $4,129,131 in the three months ended June 30, 2026, from $2,217,766 in the three months ended June 30, 2025.

●	Selling Expenses: For the three months ended June 30, 2026 compared to the same period in 2025, Selling Expenses decreased to $738,978 from $1,049,658. The higher expense in the 2025 period was largely driven by the significant digital ad spend for our Regulation Crowdfunding (“Reg CF”) investment campaign with StartEngine that ended around the end of June 2025.

●	General and Administrative Expenses: For the three months ended June 30, 2026 compared to the same period in 2025, General and Administrative Expenses increased to $3,080,778 from $959,392. The increase was primarily attributable to expenses associated with operating as a publicly traded company since our public listing in January 2026. Professional services, such as legal, accounting, investor relations, and other professional services, increased by $1,236,175 for the 2026 period compared to the same period in 2025. Insurance expenses increased by $150,833 for the 2026 period compared to the same period in 2025. Employee stock compensation expense, a non-cash expense, increased by $608,960 for the 2026 period as a result of RSUs granted under the 2025 Omnibus Incentive Plan.

●	Research and Development: For the three months ended June 30, 2026 compared to the same period in 2025, Research and Development expenses increased to $309,375 from $208,716. This increase was due to an increase in staffing and salaries to advance Omni One for Quest and other projects in development.

Other Expense

For the three months ended June 30, 2026, Other Expense totaled $3,219,202, primarily driven by interest expense of $2,539,592, including $2,052,255 of non-cash amortization of debt discount related to the Company’s financing arrangements, $584,150 of non-cash financing expenses recognized in connection with amendments to certain outstanding warrants, and $431,224 of non-cash loss on debt extinguishment, consisting primarily of the loss recognized in connection with the May 22 exchange of the secured convertible promissory notes for PPP #2 and losses recognized in connection with Exchange Note limited redemptions during the quarter, These were partially offset by $349,128 of non-cash gain on change in fair value of PPP #1 derivative liability. For the three months ended June 30, 2025, Other Expense totaled $241,978, primarily comprised of interest expense and loss on extinguishment of debt.

Net Loss

As a result of the foregoing, net loss for the three months ended June 30, 2026 was $(7,170,566) compared to $(2,307,155) for the three months ended June 30, 2025, representing an increase in net loss of $4,863,411. Although gross profit increased during the 2026 period, the improvement in gross profit was offset by higher non-cash expenses such as amortization of debt discount, warrant modification expenses, loss on debt extinguishment, and stock compensation expenses, as well as higher professional services expenses related to operating as a publicly traded company, resulting in a higher net loss despite underlying improvement in gross profitability.

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

Adjusted EBITDA

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)
Reconciliation of GAAP net loss to Adjusted EBITDA
NET LOSS	$(7,170,566)	$(2,307,155)
Plus:
Taxes	49,391	23,418
Interest expense, net(1)	2,539,429	119,114
Depreciation and amortization	142,953	158,776
EBITDA	$(4,438,793)	$(2,005,847)
Plus:
Stock-based compensation(2)	722,937	10,897
Financing expense(3)	584,150	0
Loss on extinguishment of debt	431,224	122,864
Less:
Change in fair value of financial instruments	(372,350)	0
ADJUSTED EBITDA	$(3,072,832)	$(1,872,086)

1.	Interest expense for the three months ended June 30, 2026 includes $2,052,255 of non-cash amortization of debt discount related to the Company’s financing arrangements with Streeterville Capital, LLC (see Note 8 – Notes Payable to the Consolidated Financial Statements). The debt discount results from the issuance of warrants as well, original issue discounts, related closing costs, and embedded derivative bifurcation, which are being amortized to interest expense over the term of the notes.

2.	Stock-based compensation expense for the three months ended June 30, 2026 consisted of non-cash expenses of $103,080 related to equity awards granted to vendors and service providers and $619,857 related to equity awards granted to employees, officers, and directors. Stock-based compensation expense for the three months ended June 30, 2025 consisted entirely of employee, officer, and director awards.

3.	Financing expense represents a non-cash charge recognized in connection with amendments to certain outstanding warrants during the three months ended June 30, 2026.

Adjusted EBITDA is a non-GAAP financial measure that we use to evaluate our operating performance. Adjusted EBITDA represents net income (loss), adjusted to exclude: (i) provision for (benefit from) income taxes, (ii) interest expense, net, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) financing expense, (vi) loss on extinguishment of debt, and (vii) gains or losses from changes in the fair value of financial instruments.

We believe Adjusted EBITDA is useful to investors because it provides a supplemental measure of our operating performance by excluding non-cash expenses and other items that may not be indicative of our core operating results or that may vary significantly from period to period. For the periods presented, such non-cash items include amortization of debt discount, depreciation and amortization, stock-based compensation expense, and changes in the fair value of financial instruments, which can significantly impact reported net loss but does not impact our cash flow. However, Adjusted EBITDA has limitations and should not be considered in isolation or as a substitute for financial information prepared in accordance with GAAP. These limitations include the following:

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

As of June 30, 2026 and March 31, 2026, the Company had cash on hand of $7,443,869 and $9,471,288, respectively. Since its inception, the Company has incurred net losses and funded its operations primarily through the issuance of equity securities. As of June 30, 2026 and March 31, 2026, the Company had a total stockholders’ deficit of $(3,080,495) and a total stockholders’ equity of $1,096,752, respectively. The Company has incurred recurring losses from operations, and as of June 30, 2026 and March 31, 2026, had an accumulated deficit of $(86,517,001) and $(79,346,435), respectively.

The Company’s continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. The Company has developed plans to raise funds and continues to pursue sources of funding that management believes, if successful, would be sufficient to support the Company’s operation and growth. As discussed in the Subsequent Events section of the Notes to the Consolidated Financial Statements, the Company has successfully executed sources of funding and debt conversions in July 2026. Streeterville has exercised 455,500 warrants during this period, resulting in proceeds to the Company of $1,181,250. Additionally, outstanding notes with a principal amount of $67,389 were converted to shares of the Company’s Class A common stock.

During the three months ended June 30, 2026, the Company raised the following proceeds from financing activities:

●	$1,380,000 through the exercise of warrants, pursuant to which Virtuix issued 230,000 shares of Class A common stock.

On January 27, 2026, in connection with the closing of the Company’s direct listing, Streeterville funded the initial pre-paid purchase under the Equity Purchase Agreement. The Company received $8,000,000 in cash proceeds, net of an 8% original issue discount, and the pre-paid purchase had an original principal balance of $8,640,000 (“PPP #1”). PPP #1 bears interest at a rate of 6% per annum and has no stated maturity date.

On May 22, 2026, the Company and Streeterville exchanged the outstanding First Note, Second Note and Third Note, including accrued interest thereon, for a second pre-paid purchase under the Equity Purchase Agreement (“PPP #2”). PPP #2 had an original principal balance of $3,471,923. The exchange did not provide the Company with additional cash proceeds. As a result of the exchange, the Streeterville Notes were extinguished, and no amounts remained outstanding under those notes as of June 30, 2026.

PPP #2 bears interest at a rate of 6% per annum and contains terms substantially consistent with those of PPP #1, including Streeterville’s ability to apply outstanding amounts toward the purchase of shares of the Company’s Class A common stock in accordance with the applicable agreement. The Company may prepay all or a portion of the outstanding balance of each pre-paid purchase, subject to specified prepayment premiums. The agreements also contain customary events of default, ownership limitations and other Company covenants.

During the three months ended June 30, 2026, Streeterville delivered limited redemption notices under the Exchange Note with an aggregate redemption amount of $284,500. The Company settled the limited redemptions through the issuance of an aggregate of 93,333 shares of Class A common stock. The settlements were non-cash financing transactions and did not provide the Company with additional liquidity. As of June 30, 2026, the Exchange Note had an outstanding principal balance of approximately $2,422,664.

Under the Equity Purchase Agreement, Streeterville committed to purchase up to an aggregate of $50,000,000 of the Company’s Class A common stock through one or more pre-paid purchases over a 24-month period. The Company’s ability to obtain additional advances is subject to several conditions, including minimum market-capitalization and trading-volume requirements, continued compliance with Nasdaq listing standards and the effectiveness of an applicable resale registration statement. Accordingly, Streeterville’s obligation to fund additional advances is not solely within the Company’s control, and there can be no assurance that the Company will be able to access the full amount, or any particular amount, remaining under the Equity Purchase Agreement. For additional information, see “Risk Factors — Our pre-paid purchase arrangements with Streeterville may result in substantial dilution and, if our stock price is below the $2.00 Floor Price for six consecutive months, could require cash payments that adversely affect our liquidity” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

See Note 8, Notes Payable, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding PPP #1, PPP #2, the Exchange Note and the Equity Purchase Agreement.

As of June 30, 2026, our current obligations include the Exchange Note issued to Streeterville Capital, LLC, with a principal amount of $2,422,664 maturing in July 2027, an EIDL loan with a carrying amount of approximately $24,000 maturing in August 2050, a PPP advance with Streeterville Capital, LLC, with an original principal balance of $8,640,000, accrued interest of $224,611, and no stated maturity date, a second PPP advance with Streeterville Capital, LLC, with an original principal balance of $3,471,923, accrued interest of $23,222, and no stated maturity date, current operating lease obligations totaling approximately $256,966, and outstanding gift card liabilities of approximately $446,000.

We anticipate incurring additional losses for the foreseeable future, and we may never become profitable.

As of the date of this filing, following proceeds from Streeterville warrant exercises in July 2026, the Company believes its existing cash resources will be sufficient to fund its planned operations in the near term. However, to continue as a going concern and execute its operating plan over the next 12 months, the Company will need to obtain additional financing. The timing and amount of additional financing required will depend on a number of factors, including the Company’s operating performance, cash expenditures and the timing and amount of any additional financing activities.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net cash used in operating activities	$(3,294,829)	$(1,491,122)
Net cash used by investing activities	$(11,247)	$(3,496)
Net cash provided by financing activities	$1,278,657	$1,600,504

Tariffs

Our products are currently manufactured primarily in China and imported into the United States. U.S. import tariff rates have fluctuated significantly in recent years and have the potential to materially impact our financial results by reducing our profit margins or requiring us to raise consumer selling prices, which could in turn depress demand. We consider the materiality threshold to be any tariff level that exceeds 30% and remains elevated for a sustained period. For additional information, see “Risk Factors — Unfavorable global economic and political conditions, including tariffs and trade barriers, could adversely affect our business, financial condition or results of operations” of our Prospectus dated January 26, 2026.

On February 20, 2026, the U.S. Supreme Court ruled against tariffs imposed by the Trump administration under the International Emergency Economic Powers Act (IEEPA). Following this ruling, the administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Section 122 tariffs are limited by statute to 150 days without congressional extension and expired on July 24, 2026. In May 2026, the U.S. Court of International Trade found the Section 122 tariffs unlawful, although this ruling was stayed pending appeal and the tariffs remained in effect through their expiration. The Company paid IEEPA tariffs on its imports during the period in which such tariffs were in effect and has submitted refund claims to U.S. Customs and Border Protection. The amounts involved are not material to the Company’s condensed consolidated financial statements.

Effective July 24, 2026, the administration imposed additional tariffs under Section 301 of the Trade Act of 1974. These tariffs currently apply to imports from approximately 60 countries at rates ranging from 10% to 12.5%.

While the near-term tariff environment remains difficult to predict, and the duration, scope, and legal validity of currently imposed tariffs remain uncertain, the Company believes it is well positioned to manage a range of potential outcomes.

As detailed in our Prospectus, we have mitigated the potential impact of high tariffs on China-made goods by developing Taiwan as an alternative manufacturing location. In February 2026, the United States and Taiwan signed the U.S.-Taiwan Agreement on Reciprocal Trade, which caps the U.S. reciprocal tariff rate on Taiwanese goods at no more than 15%. This agreement is subject to legislative approval in Taiwan. Following the expiration of the Section 122 tariffs on July 24, 2026, Section 301 tariffs of 10% to 12.5% currently apply to imports from Taiwan. Future actions or modifications through Section 301 and other tariff-related measures could result in additional or different tariff rates on Taiwanese goods. Accordingly, the ultimate tariff treatment of Taiwanese goods remains subject to significant legal and policy uncertainty.

In January 2023, we opened a wholly owned Taiwan subsidiary named Virtuix Manufacturing Taiwan Ltd. and began outsourcing some Omni One materials to Taiwanese factories. If import tariffs on goods from China were to exceed the materiality threshold for a sustained period, we can expand our Taiwan manufacturing program by assembling the entire Omni One product in Taiwan. There can be no assurance, however, that tariff mitigation strategies, including geographic diversification, will fully offset the impact of new or increased tariffs, or that the current tariff framework applicable to Taiwanese goods will remain in effect.

Emerging Growth Company

We are an “emerging growth company,” as defined in the JumpStart Our Business Startups Act of 2012 (“JOBS Act”). The status of “emerging growth company” enables us to invest more in research & development and customer acquisition rather than compliance overhead. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies, and we have elected to take advantage of those exemptions. For so long as we remain an emerging growth company, we will not be required to:

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires management to apply accounting policies and make estimates, assumptions and judgments that affect the amounts reported in our financial statements and accompanying notes. We consider accounting policies and estimates to be critical when their application requires significant judgment or involves a significant level of estimation uncertainty and when changes in those judgments, assumptions or estimates have had, or are reasonably likely to have, a material effect on our financial condition or results of operations.

Management bases its estimates and judgments on historical experience, current conditions, contractual terms, available market information and other factors that management believes to be reasonable under the circumstances. Because estimates and judgments involve inherent uncertainty, actual results may differ from those estimates. The critical accounting policies and estimates discussed below should be read in conjunction with the significant accounting policies described in Note 2 to our condensed consolidated financial statements.

Except as described below, there have been no material changes to our critical accounting policies and estimates since March 31, 2026.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. The application of ASC 606 requires management to make judgments regarding the identification of performance obligations, the timing of the transfer of control of products and services to customers and, for arrangements containing multiple performance obligations, the allocation of the transaction price based on relative standalone selling prices.

Revenue from our hardware products is generally recognized upon shipment or installation, depending on when control transfers to the customer. Revenue associated with service and support arrangements, including Omni Care, Omni Online and extended warranties, is recognized over the applicable service period. Revenue from Omniverse credits is recognized over the estimated period in which the credits are expected to be consumed based on customer usage patterns. For arrangements containing multiple performance obligations, we use observable standalone selling prices when available to allocate consideration among the respective performance obligations. Changes in estimates or judgments regarding the timing of satisfaction of performance obligations, customer usage patterns or allocation of consideration could affect the timing and amount of revenue recognized. See Note 2 to our condensed consolidated financial statements for additional information regarding our revenue recognition policies.

Fair Value of Complex Financing Instruments

During the three months ended June 30, 2026, the Company corrected its analysis of certain financing arrangements, including its pre-paid purchase arrangements with Streeterville Capital, LLC and related debt and equity-linked features. As a result, certain embedded features are accounted for separately and measured at fair value, and certain financing instruments are measured in their entirety at fair value pursuant to the fair value option. The additional analysis also resulted in revisions to the accounting for certain previously reported amounts. Accordingly, the determination of fair value for these financing instruments and related features represents a critical accounting estimate for the current period. See Note 8 to the condensed consolidated financial statements for additional information regarding the Company’s financing arrangements.

The Company estimates the fair value of these instruments and features using valuation techniques appropriate to the specific contractual terms and economic characteristics of each instrument. These techniques may include option-pricing methodologies, discounted cash flow analyses and probability-weighted scenario analyses. The valuations incorporate observable market information when available as well as significant assumptions for which directly observable market information may not be available.

Depending on the instrument or feature being valued, significant inputs and assumptions may include the market price of the Company’s Class A common stock, expected stock-price volatility, risk-free interest rates, expected term or settlement period, market yields or discount rates, and the probability and expected timing of conversion, prepayment, redemption, trigger events and other contractual settlement outcomes. The valuations also consider applicable contractual provisions, including floor prices, prepayment premiums, ownership limitations and other settlement provisions that may affect the amount or timing of expected cash or equity settlement.

Management develops these assumptions based on the facts and circumstances existing at each measurement date, including available market data, the contractual terms of the instruments, the Company’s historical experience, current liquidity and financing circumstances, and other contemporaneous information relevant to the probability and expected timing of potential settlement outcomes. Certain of these assumptions require significant judgment, particularly where a contractual outcome is dependent on future market conditions, financing activity or actions that may be taken by the Company or the counterparty.

The estimated fair values of these instruments and features may be sensitive to changes in the underlying assumptions. Changes in the Company’s stock price or expected volatility, market interest rates or discount rates, or the estimated probability or timing of conversion, prepayment or other contractual outcomes could result in materially different fair value measurements. As a result, changes in these estimates may materially affect the carrying amounts of the related financing instruments and derivative liabilities and the related gains, losses or other amounts recognized in the Company’s condensed consolidated financial statements.

Management reassesses the assumptions used in these valuations at each required measurement date. Because the ultimate timing and manner of settlement may differ from the assumptions used in the valuation models, actual results may differ materially from the amounts estimated, and the fair value of these instruments and features may fluctuate significantly from period to period. Certain of these fair value measurements utilize significant unobservable inputs and, accordingly, are classified within Level 3 of the fair value hierarchy.

Quantitative and Qualitative Disclosures About Market Risk

We have not utilized any derivative financial instruments for hedging purposes such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities, if they were to occur in the future. We do not intend to hedge any existing or future borrowings and, consequently, we do not expect to be affected by changes in market interest rates. We do currently have sales and own assets and operate facilities in countries outside the United States and, consequently, we may be affected by foreign currency fluctuations or exchange rate changes.

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which enhances transparency regarding income tax disclosures, primarily through additional information regarding the income tax rate reconciliation and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 effective April 1, 2026. The amendments are applied prospectively, with retrospective application permitted. Because the amendments relate solely to disclosures, adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact of the ASU on its annual income tax disclosures, which will first be reflected in the Company’s financial statements for the fiscal year ending March 31, 2027.

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

Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Under standards established by the Public Company Accounting Oversight Board, or PCAOB, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of the Company’s condensed consolidated financial statements for the three months ended June 30, 2026, management identified a material weakness in the Company’s internal control over financial reporting related to the accounting for complex financing transactions. This material weakness existed as of March 31, 2026 and continued to exist as of June 30, 2026. The material weakness is separate from the material weaknesses previously disclosed by the Company, which management concluded had been remediated as of March 31, 2026.

Management identified a material weakness in the Company’s internal control over financial reporting related to the accounting for complex financing transactions. Specifically, the Company did not maintain effective controls designed to identify, evaluate, and document the application of U.S. GAAP to debt and other financing arrangements containing potentially complex terms and embedded features. As a result, management did not perform a timely technical accounting assessment of certain debt instruments to determine whether embedded features required bifurcation and separate accounting as derivative liabilities. This control deficiency resulted in errors in the Company’s accounting for certain financing arrangements and required adjustments and revision to prior period financial information to record embedded derivative liabilities and related accounting impacts.

Although management concluded that the identified control deficiency constituted a material weakness because there was a reasonable possibility that it could result in a material misstatement that would not be prevented or detected on a timely basis, management separately evaluated the actual errors resulting from the deficiency and concluded that those errors, individually and in the aggregate, were not material to the Company’s previously issued financial statements.

Management has begun implementing remediation measures designed to strengthen the Company’s internal control over financial reporting with respect to complex and non-routine financing transactions. These measures include enhancing procedures for identifying transactions requiring technical accounting analysis, implementing formal and documented reviews of significant contractual terms and embedded features, enhancing review and approval by personnel with appropriate technical accounting expertise, and utilizing third-party technical accounting and valuation specialists when appropriate.

Management will continue to evaluate and enhance these controls as necessary. The material weakness will not be considered remediated until the applicable controls have been implemented, have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. See Part I, Item 4, “Controls and Procedures,” for additional information regarding the material weakness and the Company’s disclosure controls and procedures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in internal control over financial reporting described below.

Material Weakness and Remediation

During the preparation of our condensed consolidated financial statements for the three months ended June 30, 2026, management identified a material weakness in internal control over financial reporting related to the accounting for complex financing transactions. Specifically, the Company did not maintain controls designed at a sufficient level of precision to timely identify, evaluate and document the application of U.S. GAAP to debt and other financing arrangements containing complex contractual terms and embedded features. This material weakness existed as of March 31, 2026 and continued to exist as of June 30, 2026. See “Internal Control Over Financial Reporting” in Part I, Item 2 of this Quarterly Report for a description of the material weakness and management’s remediation efforts.

Changes in Internal Control over Financial Reporting

Other than the identification of the material weakness described above, which reflected a deficiency in controls that existed as of March 31, 2026 and continued through June 30, 2026 and therefore did not constitute a change in ICFR during the quarter, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to June 30, 2026, management began implementing the remediation measures described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2024, the Company was named a co-defendant and served a citation by a customer related to alleged injuries obtained when attempting to use the Omni Arena attraction at an entertainment venue. The Company’s attorneys, retained by the Company’s insurance provider, filed a general denial and alleged contributory negligence against the plaintiff. During the three months ended June 30, 2026, the parties signed a final settlement agreement and release, resolving the matter. All legal costs and settlement fees are covered by the Company’s insurance provider.

From time to time, we may be party to litigation arising in the ordinary course of business. As of June 30, 2026, we are not subject to any material legal proceedings nor, to the best of our knowledge, are any material legal proceedings pending or threatened against us.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated January 26, 2026, which could materially affect our business, financial condition or future results. Other than as set forth below, we have identified no material changes from the risk factors previously disclosed in the Prospectus.

We have identified a material weakness in our internal control over financial reporting related to the accounting for complex financing transactions, and our failure to remediate this material weakness or otherwise maintain effective internal controls could adversely affect our financial reporting and investor confidence.

During the preparation of our condensed consolidated financial statements for the three months ended June 30, 2026, management identified a material weakness in our internal control over financial reporting related to the accounting for complex financing transactions. Specifically, the Company did not maintain effective controls designed to identify, evaluate, and document the application of U.S. GAAP to debt and other financing arrangements containing potentially complex terms and embedded features. As a result, management did not perform a timely technical accounting assessment of certain debt instruments to determine whether embedded features required bifurcation and separate accounting as derivative liabilities. This control deficiency resulted in errors in the Company's accounting for certain financing arrangements and required adjustments and revision to prior period financial information to record embedded derivative liabilities and related accounting impacts.

This material weakness existed as of March 31, 2026 and continued to exist as of June 30, 2026, and resulted in errors in the accounting for certain financing arrangements that required revisions to previously reported financial information.

We have begun implementing remediation measures designed to strengthen our controls over complex and non-routine financing transactions, including enhanced procedures for identifying transactions requiring technical accounting analysis, documented review of significant contractual terms and embedded features, and the use of qualified technical accounting and valuation resources, including third-party specialists when appropriate. However, we cannot provide assurance that these measures will successfully remediate the material weakness or that additional material weaknesses or significant deficiencies will not be identified in the future. Management, under the oversight of the Audit Committee, is monitoring the implementation and effectiveness of these remediation measures.

Until this material weakness is remediated, there is a reasonable possibility that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis. If we are unable to remediate this material weakness or otherwise maintain effective internal control over financial reporting and disclosure controls and procedures, we could experience additional errors in our financial reporting, be required to revise or restate our financial statements, experience delays in meeting our reporting obligations, incur additional costs associated with remediation and compliance efforts, and experience reduced investor confidence in our financial reporting, any of which could adversely affect the market price of our Class A common stock.

Our pre-paid purchase arrangements with Streeterville may result in substantial dilution and, if our stock price is below the $2.00 Floor Price for six consecutive months, could require cash payments that adversely affect our liquidity.

As previously disclosed, we entered into an Equity Purchase Agreement with Streeterville Capital, LLC (“Streeterville”) under which Streeterville committed to purchase up to $50,000,000 of our Class A common stock through one or more pre-paid advances. On May 22, 2026, we entered into a second pre-paid purchase with Streeterville in exchange for our outstanding secured convertible promissory notes held by Streeterville. Under the pre-paid purchases, if specified trigger events occur, the share purchase price may be based on a market-price formula tied to 90% of the lowest volume-weighted average price of our Class A common stock during the applicable ten-trading-day measurement period. Because our Class A common stock has recently traded below $2.00 per share, issuances under this formula could require us to issue a substantially greater number of shares to satisfy a given portion of the outstanding pre-paid purchase balance, which could result in substantial dilution to existing stockholders and place downward pressure on the market price of our Class A common stock.

The pre-paid purchases also define a $2.00 floor price (the “Floor Price”). The Floor Price does not operate as a fixed minimum price at which shares may be issued in all circumstances. However, if the applicable share purchase price remains below the Floor Price for at least six consecutive months, Streeterville may elect to have the applicable purchase amount paid in cash rather than shares of Class A common stock. Any such cash payment requirement, or any default arising from our inability to deliver shares or comply with the pre-paid purchase documents, could materially and adversely affect our liquidity, financial condition and ability to continue executing our business strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between April and June 2026, we issued an aggregate of 12,000 shares of Class A common stock to FMW Media Works LLC (“New To The Street”) pursuant to that certain agreement entered into in connection with a 12-month marketing and media services engagement. The consideration received by the Company consisted of marketing and media services. The shares were issued as restricted securities in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder, as a transaction not involving a public offering to an accredited investor.

Between April 10, 2026 and April 22, 2026, Streeterville Capital, LLC (“Streeterville”) exercised portions of the Equity Financing Warrant to purchase an aggregate of 230,000 shares of Class A common stock at an exercise price of $6.00 per share, for aggregate proceeds to the Company of $1,380,000. The shares were issued upon exercise of warrants previously issued to Streeterville in connection with private financing transactions. Pursuant to our placement agent agreement with Maxim Partners LLC, we are obligated to pay a cash success fee equal to 7.0% of gross proceeds received, including warrant exercise proceeds, and to reimburse expenses. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction not involving a public offering.

Between May 1, 2026 and May 27, 2026, Streeterville made partial redemptions in connection with the Exchange Agreement, pursuant to which new promissory notes in the principal amount of $284,500 were partitioned from the Exchange Note and exchanged for 93,333 shares of Class A common stock, reducing the outstanding balance of the Exchange Note by approximately $259,054. The consideration received by the Company consisted of the corresponding reduction in indebtedness under the Exchange Note. The shares were issued free of any restrictive securities legend pursuant to Rule 144. The exchanges were made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, as exchanges by the Company with an existing security holder.

We did not sell securities pursuant to a registration statement during the three months ended June 30, 2026 that would require disclosure of use of proceeds under Rule 463 under the Securities Act or Item 701(f) of Regulation S-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Exchange Act, may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended June 30, 2026, the following Section 16 officers and directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●

On May 6, 2026, Jan Goetgeluk, our Chief Executive Officer, completed all sales contemplated under his Rule 10b5-1 trading arrangement, which was adopted on January 6, 2026 for up to 500,000 shares of our Class A common stock. As a result, Mr. Goetgeluk’s 10b5-1 trading arrangement terminated on May 6, 2026. Mr. Goetgeluk has informed the Company that he does not currently intend to adopt a new Rule 10b5-1 trading arrangement to sell additional shares of the Company’s Class A common stock.

●	On June 30, 2026, Ugo de Charette, a member of our Board of Directors, adopted a new written trading plan. The plan’s maximum duration is until March 29, 2027 and the first trade will not occur until September 29, 2026, at the earliest. The trading plan is intended to permit Mr. de Charette to sell up to an aggregate of 888,002 shares of our Class A common stock.

Other than as set forth above, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: August 19, 2026	Virtuix Holdings Inc.

	By:	/s/ Jan Goetgeluk
Jan Goetgeluk
Chief Executive Officer

By:	/s/ Thomas McGinnis
Thomas McGinnis
Chief Financial Officer