Form 10-Q/A
period 2026-06-30
Virtuix Holdings Inc.
filed 2026-08-21
CIK 1606242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A (this “Amendment”) to Virtuix Holdings Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, filed with the Securities and Exchange Commission on August 19, 2026 (the “Original Filing”), is to (1) furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and (2) correct certain amounts presented in the table of future maturities of notes payable in Note 8 – Notes Payable, to the Notes to Condensed Consolidated Financial Statements, which the Company identified did not agree with the corresponding figures as tagged in the iXBRL data prepared in connection with the Original Filing.

Except as described in this Explanatory Note, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing, other than as expressly set forth herein.

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

VIRTUIX HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025 (UNAUDITED)

Note 8. Notes Payable (continued)

Future Maturities of Notes Payable

At June 30, 2026, the future maturities of notes payable are as follows for the ficscal years ending:

	Notes Payable	EIDL	Total
2027 (remaining nine months)	$12,118,358	$576	$12,118,934
2028	2,422,664	598	2,423,262
2029	-	621	621
2030	-	644	644
2031	-	669	669
Thereafter	-	20,839	20,839
Total	14,541,022	23,947	14,564,969
Less: unamortized discount	(4,244,361)	-	(4,244,361)
Add: PPP #2 fair value adjustment	401,855	-	401,855
	$10,698,516	$23,947	$10,722,463

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

Date: August 20, 2026	Virtuix Holdings Inc.

	By:	/s/ Jan Goetgeluk
Jan Goetgeluk
Chief Executive Officer

By:	/s/ Thomas McGinnis
Thomas McGinnis
Chief Financial Officer